Form 10-Q
period 1995-03-31
ANCHOR PACIFIC UNDERWRITERS INC
filed 1995-05-15
CIK 317781

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended:  March 31, 1995
                                       or
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from             to
                                    ------------  --------------

Commission File Number:  0-9628

                        ANCHOR PACIFIC UNDERWRITERS, INC.
             (Exact Name of Registrant as specified in its charter)

            Delaware                                       94-1687187
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                        Identification No.)

1800 Sutter Street, Suite 400                            (510) 682-7707
Concord, California 94520                       (Registrant's telephone number,
(Address of principal executive offices)         including area code)
(Zip Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X    No
   -----    -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                          Outstanding as of March 31, 1995
Common Stock, par value $.02 per share          3,923,258 shares

                     This document is comprised of 41 pages.

                        ANCHOR PACIFIC UNDERWRITERS, INC.
                                      INDEX

Part I.   FINANCIAL INFORMATION

          Item 1.   Financial Statements

                    Consolidated Balance Sheets,
                    March 31, 1995 (unaudited) and
                    December 31, 1994. . . . . . . . . . . . . . . . . .       1

                    Consolidated Statements of Operations for the three
                    months ended March 31, 1995 and 1994 (unaudited) . .       3

                    Consolidated Statements of Shareholders' Equity for
                    the three months ended March 31, 1995 (unaudited)
                    and year ended December 31, 1994 . . . . . . . . . .       4

                    Consolidated Statements of Cash Flows for the three
                    months ended March 31, 1995 and 1994 (unaudited) . .       5

                    Notes to Consolidated Financial Statements . . . . .       7

          Item 2.   Management's Discussion and Analysis of
                    Financial Condition and Results of
                    Operations . . . . . . . . . . . . . . . . . . . . .       9


Part II.  Other Information

          Item 1. Legal Proceedings. . . . . . . . . . . . . . . . . . .      17

          Item 2. Changes in Securities. . . . . . . . . . . . . . . . .      17

          Item 3. Defaults Upon Senior Securities. . . . . . . . . . . .      17

          Item 4. Submission of Matters to a Vote of Security Holders. .      17

          Item 5. Other Information. . . . . . . . . . . . . . . . . . .      17

          Item 6. Exhibits and Reports on Form 8K. . . . . . . . . . . .      17

               ANCHOR PACIFIC UNDERWRITERS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                                      March 31      December 31
                                                        1995           1994
                                                    ------------   ------------
                                                    (unaudited)
ASSETS
Current assets:
   Cash and cash equivalents-corporate funds        $    365,351   $    384,102
   Cash and cash equivalents-brokerage
     fiduciary funds                                   1,314,341      1,323,372
   Cash and cash equivalents-third party
     administration fiduciary funds                    3,568,707      4,349,629
   Accounts receivable (less allowances for
     doubtful accounts of $33,700 as of
     March 31, 1995 and December 31, 1994)             1,432,145      1,306,627
   Prepaid expenses and other current assets             853,864        949,710
   Current portion of deferred tax asset                  48,402         48,402
                                                    ------------   ------------
Total current assets                                   7,582,810      8,361,842


Property and equipment                                 2,562,606      2,498,171
Less accumulated depreciation and amortization        (1,591,138)    (1,540,120)
                                                    ------------   ------------
                                                         971,468        958,051


Other assets:
   Goodwill, net                                       2,498,761      2,525,591
   Intangible assets, net                              1,270,186      1,144,091
   Other                                                 151,929        144,808
                                                    ------------   ------------
                                                       3,920,876      3,814,490
                                                    ------------   ------------
Total assets                                        $ 12,475,154   $ 13,134,383
                                                    ------------   ------------
                                                    ------------   ------------

               ANCHOR PACIFIC UNDERWRITERS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                      March 31     December 31
                                                        1995          1994
                                                    ------------   ------------
                                                    (unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
   Cash and cash equivalents-third party
     administration fiduciary funds                 $  3,568,707   $  4,349,629
   Net premiums payable-insurance companies            2,266,383      2,256,313
   Accounts payable and accrued expenses                 348,758        365,089
   Capital lease obligations                              46,610         46,610
   Short-term debt                                     1,125,000        850,000
   Other liabilities                                     979,298        894,832
                                                    ------------   ------------
Total current liabilities                              8,334,756      8,762,473

Long-term liabilities, less current portion            1,568,190      1,471,723



Deferred tax liability                                   159,724        159,724


Shareholders' equity:
   Common stock-$.02 par value;
     8,000,000 authorized;
     3,923,258 shares issued as of
     March 31, 1995 and December 31,
     1994, respectively                                   78,465         78,465
   Additional paid-in capital                          3,294,702      3,294,702
Accumulated deficit                                     (960,683)      (632,704)
                                                    ------------   ------------
Total shareholders' equity                             2,412,484      2,740,463
                                                    ------------   ------------
Total liabilities and shareholders' equity          $ 12,475,154   $ 13,134,383
                                                    ------------   ------------
                                                    ------------   ------------


   See accompanying notes

               ANCHOR PACIFIC UNDERWRITERS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           Three Months
                                                          Ended March 31
                                                    ---------------------------
                                                        1995           1994
                                                    (unaudited)    (unaudited)

Revenues:
  Commissions, fees and other income                $  2,241,931   $  1,192,345
  Interest income                                         23,472         21,968
                                                    ------------   ------------
Total revenue                                          2,265,403      1,214,313

Operating expenses:
  Salaries, commissions and employee
   benefits                                            1,542,701        783,229
  Selling, general and administrative
   expenses                                              748,221        403,999
                                                    ------------   ------------
Total operating expenses                               2,290,922      1,187,228
                                                    ------------   ------------
                                                         (25,519)        27,085

Other income (expense):
   Amortization of goodwill and
    intangible assets                                   (104,499)       (37,614)
   Interest                                              (28,114)        (2,267)
   Other                                                  39,162            849
   Nonrecurring merger expenses                         (204,209)             -
                                                    ------------   ------------

Total other income (expense)                            (297,660)       (39,032)
                                                    ------------   ------------

Loss before income taxes                                (323,179)       (11,947)

Income tax expense                                         4,800          3,825
                                                    ------------   ------------

Net loss                                            $   (327,979)  $    (15,772)
                                                    ------------   ------------
                                                    ------------   ------------
Net earnings per common and common
   equivalent share                                 $       (.08)  $       (.01)
                                                    ------------   ------------
                                                    ------------   ------------
Weighted average number of common and
   common equivalent shares outstanding                4,314,836      3,360,208
                                                    ------------   ------------
                                                    ------------   ------------



See accompanying notes
                                      - 3 -

               ANCHOR PACIFIC UNDERWRITERS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY



                                          ADDITIONAL   RETAINED
                      COMMON STOCK          PAID-IN    EARNINGS
                  SHARES        AMOUNT      CAPITAL    (DEFICIT)       TOTAL
                  -------------------------------------------------------------
                  -------------------------------------------------------------
Balance at
 12/31/93
 (restated)       2,722,488   $  54,450   $ 1,817,752  $   17,785   $ 1,889,987

Stock issued for
  acquisitions    1,200,770      24,015     1,476,950           -     1,500,965

Net loss                  -           -             -    (650,489)     (650,489)
                  -------------------------------------------------------------

Balance at
 12/31/94         3,923,258      78,465     3,294,702    (632,704)    2,740,463

Net loss                  -           -             -    (327,979)     (327,979)
                  -------------------------------------------------------------

Balance at
3/31/95
(unaudited)       3,923,258   $  78,465   $ 3,294,702  $ (960,683)  $ 2,412,484
                  -------------------------------------------------------------
                  -------------------------------------------------------------

               ANCHOR PACIFIC UNDERWRITERS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                            Three Months
                                                           Ended March 31
                                                      --------------------------
                                                         1995           1994
                                                      -----------    -----------
                                                      (unaudited)    (unaudited)
OPERATING ACTIVITIES
Net loss                                              $ (327,979)    $  (15,772)
Adjustments to reconcile net loss to cash
 provided by (used in) operating activities:
  Depreciation and amortization                           51,018         41,222
  Amortization of goodwill, other intangibles
   and organization expenses                             104,499         37,614
  Deferred tax asset                                       -             27,344
  Deferred tax liability                                   -            (27,344)

  Changes in operating assets and liabilities,
   net of effect of purchases of subsidiaries:
         Cash and cash equivalents-brokerage
          fiduciary funds                                  9,031        138,515
         Accounts receivable                            (125,518)       180,270
         Prepaid expenses and other current assets        95,846         35,670
         Other assets                                     (7,121)        (1,019)
         Net premiums payable-insurance companies         10,070       (187,389)
         Accounts payable and accrued expenses           (16,331)      (101,098)
         Other liabilities                                (6,965)        85,000
                                                      -----------    -----------
Net cash (used in) provided by operating activities     (213,450)       213,013

INVESTING ACTIVITIES
Notes receivable, net                                      -            (34,050)
Purchases of property and equipment                      (64,435)       (50,174)
Purchases of customer list                              (203,765)             -
                                                      -----------    -----------
Net cash (used in) investing activities                 (268,200)       (84,224)


               ANCHOR PACIFIC UNDERWRITERS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

                                                            Three Months
                                                           Ended March 31
                                                      --------------------------
                                                         1995           1994
                                                      -----------    -----------
                                                      (unaudited)    (unaudited)
FINANCING ACTIVITIES
Debt:
  Borrowings                                             621,467           -
  Repayment                                             (145,604)       (69,504)
Net payments on amounts due on acquisitions              (12,964)        15,484
                                                      -----------    -----------
Net cash provided by(used in)financing activities        462,899        (54,020)
                                                      -----------    -----------
Net (decrease) increase in cash                          (18,751)        74,769
Cash and cash equivalents-corporate funds
  at beginning of period                                 384,102        943,130
                                                      -----------    -----------
Cash and cash equivalents-corporate funds
  at end of period                                    $  365,351    $ 1,017,899
                                                      -----------    -----------
                                                      -----------    -----------
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
  Interest                                            $   28,144    $     2,267
                                                      -----------    -----------
                                                      -----------    -----------

               ANCHOR PACIFIC UNDERWRITERS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

                                 MARCH 31, 1995



NOTE 1 - BASIS OF PRESENTATION


The accompanying unaudited consolidated financial statements of Anchor Pacific Underwriters, Inc. and its subsidiaries ("Anchor") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in Anchor's Annual Report on Form 10-K for the year ended December 31, 1994.

RECLASSIFICATION

Certain prior year balances have been reclassified to conform with the current year presentation.

NOTE 2 - ACQUISITIONS

On January 6, 1995, Anchor merged with System Industries, Inc. ("System"). For accounting purposes, the merger has been treated as a recapitalization of Anchor with Anchor as the acquirer (reverse acquisition). The historical financial statements prior to January 6, 1995 are those of Anchor. These historical financial statements have been restated to give effect to this recapitalization. Upon consummation of this merger, shareholders of System received one share of Anchor Common Stock and one Warrant to purchase one share of Anchor Common Stock for every 42.3291 shares of issued and outstanding System Common Stock. As a result of the merger, Anchor became a public company. In February 1995, Anchor acquired certain third party administration accounts from a company located in Stockton, California at a preliminary purchase price of approximately $204,000 (which reflects a $50,000 cash payment and a discounted future income stream) with an additional $55,000 of stock consideration to be determined during the second quarter.

The results of operations from these accounts are included in Anchor's consolidated financial statements from the date of purchase.

Although Anchor is engaged in discussions with third parties regarding potential acquisitions, as of May 10, 1995, it did not have any binding agreements with respect to acquisitions. No assurances can be given with respect to the likelihood, or financial or business effect, of any possible future acquisition.

NOTE 3 - CONTINGENCIES

Anchor is subject to certain legal proceedings and claims arising in connection with its business. It is management's opinion that the resolution of these claims will not have a material effect on Anchor's consolidated financial position, except as follows. Putnam, Knudsen & Wieking, Insurance Brokers, ("PKW"), a property and casualty insurance brokerage company that was acquired by Anchor on October 1, 1994, and several other entities not affiliated with Anchor or PKW, were named as defendants in a lawsuit in 1993 that alleges damages in the amount of $1.5 million plus expenses relating to insurance placed with an Arizona- domiciled carrier that has since become insolvent. The ultimate outcome and the individual responsibilities of the defendants of this suit cannot presently be determined; however, a settlement of the lawsuit for the full amount of the claim could have a material impact on Anchor's financial position. Management intends to continue to contest the claim vigorously.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BACKGROUND

     Anchor was organized in 1986 as a California general partnership for the specific purpose of acquiring Harden, a third party employee benefits administrator. Anchor was reorganized as a private California corporation in March 1987, and became a public reporting Delaware corporation on January 6, 1995 when it merged with System Industries, Inc. ("System").

     Since its inception, Anchor has expanded its insurance and financial service capabilities through internal growth and a series of acquisitions. In August 1994, Anchor acquired Benefit Resources, Inc. ("BRI"), a third party
administrator located in Scottsdale, Arizona.   In October 1994, Anchor acquired
Putnam, Knudsen & Wieking, Insurance Brokers, ("PKW"), a property and casualty insurance brokerage company located in Concord, California. The acquisitions of these entities were accounted for under the purchase method of accounting. Anchor expects to continue to expand its insurance brokerage and administration product lines and to explore other complementary expansion opportunities.

     Historically, Anchor derived a majority of its revenues from third party administration services. In light of its acquisition of PKW, Anchor expects to significantly increase the percentage of its revenues that are derived from insurance brokerage activities.

RESULTS OF OPERATIONS -- QUARTERS ENDED MARCH 31, 1995 AND 1994

     GENERAL

     Anchor derives a substantial portion of its revenues from commissions, which generally are based on a percentage of premiums produced by Anchor, contingent commissions, which generally are based on underwriting profits derived over a given period of time by the insurance carrier, and fees for claims administration (including underwriting and risk analysis) services, which generally are based on a percentage of premiums collected, or on a per capita basis. Anchor does not assume any underwriting risk in connection with its business.

     Fluctuations in premiums charged by insurance companies materially affect commission revenues. During the last five years, the property and casualty insurance industry has experienced a "soft market" where the underwriting capacity of insurance companies expanded, stimulating an increase in competition and a decrease in premium rates, thereby reducing related commissions and fees. Although some forecasts predict premium increases, the prospect of overall rate increases in 1995 remains uncertain. In addition to the soft market, recent workers' compensation reform in California has had the effect of reducing workers' compensation insurance premiums and, consequently, reducing commissions generated by the sale of related insurance products. Anchor believes that revenues generated from anticipated future growth and continued diversification of its business will substantially offset any loss of revenues that results from workers' compensation reform.

     Historically, inflation has also affected commission revenues by, among other things, increasing property replacement costs and workers' compensation and liability claims, thereby causing some clients to seek higher levels of insurance coverage and pay higher premiums. During the past several years, the United States has experienced very low rates of inflation along with business downsizing, reduced sales and lower payrolls; these events have resulted in lower levels of exposure to insure. Although the United States has recently experienced limited inflationary pressures, prices have not yet increased significantly.

     Other factors, such as client uncertainty about the effects of health care reform, could also affect Anchor's business. Anchor believes, however, that its expertise in two major elements of recent health care reform proposals (managed care and managed competition), combined with its strategy of serving middle market clients, makes it well positioned to operate effectively in a managed care and managed competition environment. Anchor also believes that in light of the recent political changes in the United States Congress, the United States will experience incremental, rather than comprehensive, changes in health care regulations. It is not possible at this time to predict the effect that any health care legislation will have on Anchor's business condition or operations.

     Anchor is unaware of any current regulatory proposals, except for health care reform, that could have a material effect on its liquidity, capital resources or operations.

     REVENUES

     TOTAL REVENUES. Total revenues for the three months ended March 31, 1995 were $2,265,403, an increase of $1,051,090, or 86.6%, over 1994 first quarter revenues. The increase resulted primarily from the inclusion of the operations of PKW and BRI for the three month period ended March 31, 1995. Anchor's revenues vary from quarter to quarter as a result of the timing of policy renewals and net new/lost business production, whereas expenses are fairly uniform throughout the year.

     Commissions and fees make up substantially all of Anchor's revenues. The following table sets forth the percentages of Anchor's revenues attributable to insurance brokerage services (for which commissions are generated), and third party administration and underwriting and risk analysis services (for which fees are generated), for the three months ended March 31, 1995 and 1994. Also included is the percentage of revenues generated from premium finance activities.

 ------------------------------------------------------------------
 ------------------------------------------------------------------
   Quarter Ending March 31,         1995             1994
 ------------------------------------------------------------------
        Insurance Brokerage          41%              20%
 ------------------------------------------------------------------
 Third Party Administration          58               79
 ------------------------------------------------------------------
          Premium Financing           1                1
 ------------------------------------------------------------------
                      Total         100%             100%
 ------------------------------------------------------------------
 ------------------------------------------------------------------
                                     - 10 -

     COMMISSIONS. Commissions are reported net of sub- broker commissions and generally are recognized as of the effective date of the insurance policy except for commissions on installment premiums which are recognized periodically as billed. Commissions for the first quarter of 1995 were $917,967, an increase of $670,674, or 271.2%, over $247,293 of commissions for the first quarter of 1994. The acquisition of PKW accounted for approximately $641,595 of the increase.
The additional increase in 1995 over 1994 was primarily attributable to a net increase in business.

     FEES. Fees from Anchor's third party administration (including underwriting and risk analysis) services for the three months ended March 31, 1995, were $1,319,637, an increase of $380,336, or 40.5%, over $939,301 in fees for the same period in 1994. The acquisition of BRI accounted for all of the increase.

     Fee revenues generated by Anchor in the first quarter of 1995 from third party administration services included revenues generated by Harden & Company Insurance Services ("Harden") and BRI. A significant portion of BRI's fee revenues related to an insurance product underwritten by one insurance carrier, which currently is an A++ (superior) rated insurance carrier.

     Harden's third party administration revenues substantially relate to: (a) an insurance product underwritten by an insurance carrier, which currently is an A (excellent) rated insurance carrier; and (b) the administration of insurance programs underwritten by various insurance carriers for a number of self-insured employers. The insurance product referred to in subparagraph (a) above accounted for approximately 64.3% of Harden's revenues (or approximately 25.6% of Anchor's total revenues) in the three months ended March 31, 1995, and revenues related to the administration of self-insured programs accounted for 34.3% of Harden's revenues in such period. Self-insurance is a program in which a client assumes a manageable portion of its insurance risks, usually (although not always) placing the less predictable and larger loss exposure with an excess insurance carrier.

     The insurance company which offered the product that accounted for 64.3% of Harden's third party administration revenues in the first quarter of 1995 recently informed Harden that as a result of changes in its business strategy, it will discontinue offering such an insurance product by the end of 1995. Harden, through an intermediary, has had preliminary discussions with several insurance companies who have expressed an interest in offering a similar product; however, Harden does not at this time have any binding commitments from such companies. While Harden believes that it will be able to contract with a replacement insurance company to offer the product, no assurances can be given as to when or whether Harden will locate such a company, or whether the insurance company that is discontinuing the product will extend the time during which it offers the product. If a new insurance company is not located, the employers who purchase the product will need to procure an alternative insurance product.

While Anchor expects that it would be able to assist many of such employers to procure new insurance, the discontinuation of the product could have a material adverse effect on Anchor's financial condition and results of operations.

     INTEREST INCOME. Interest income consists of interest earned on insurance premiums and other funds held in fiduciary accounts and interest earned on investments. Interest income was $23,472 and $21,968 for the three months ended March 31, 1995 and 1994, respectively. The increase in interest income in the first quarter of 1995, as compared to 1994, resulted primarily from higher interest rates and a larger amount of insurance premiums and other funds held in fiduciary accounts.

     EXPENSES

     TOTAL EXPENSES. Total operating expenses for the three months ended March 31, 1995 were $2,290,922, an increase of $1,103,694, or 93.0%, over the operating expenses for the same period in 1994. The increase resulted primarily from the inclusion of the first quarter operating expenses of PKW, totaling approximately $696,342, and BRI, totaling $410,946, in Anchor's consolidated financial statements.

     EMPLOYEE COMPENSATION AND BENEFITS. Employee compensation and benefits for the three months ended March 31, 1995 were $1,542,701, an increase of $759,472, or 97.0%, over the same period in 1994. The acquisitions of PKW and BRI had the effect of increasing employee compensation and benefits by approximately $751,788. The remaining increase related primarily to expansion of existing operations.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $748,221 and $403,999 for the three months ended March 31, 1995 and 1994, respectively. The $344,222, or 85.2%, increase in the first quarter 1995, as compared to the same period in 1994, resulted primarily from the acquisitions of PKW and BRI. Other operating expenses include rent, travel, insurance, postage, telephone, supplies and other miscellaneous expenses.

     INTEREST EXPENSE. Interest expense was $28,114 and $2,267 for the three months ended March 31, 1995 and 1994, respectively. The increase in interest expense in 1995, as compared to 1994, resulted primarily from the assumption of existing debt in connection with the acquisition of PKW and an increase in outstanding borrowings on Anchor's existing line of credit. Anchor expects that its interest expense will increase in 1995, as compared to 1994, due to its increased borrowings in late 1994 and early 1995.

     AMORTIZATION OF GOODWILL AND OTHER INTANGIBLES. Goodwill represents the excess of the cost of acquisitions over the fair value of net assets acquired. Other intangibles include covenants not to compete, customer lists and other contractual rights. Amortization of goodwill and other intangibles was $104,499 and $37,614, for the three months ended March 31, 1995 and 1994, respectively. As a result of Anchor's acquisitions of PKW and BRI, amortization of goodwill and other intangibles will increase significantly in 1995 over 1994.

     NONRECURRING EXPENSES

     During the first quarter of 1995, Anchor incurred nonrecurring expenses of $204,209 for costs related to professional services associated with merger and acquisition activities. The transaction with System did not generate any new proceeds from which the professional fees could be deducted.

     INCOME TAXES

     Anchor's expense for income taxes was $4,800 and $3,825 for the three months ended March 31, 1995 and 1994, respectively. This $4,800 expense represents the minimum annual required tax payment due.

LIQUIDITY AND CAPITAL RESOURCES

     Anchor's business is not capital intensive and Anchor historically has had sufficient capital to meet its operating needs. In 1994 and early 1995, Anchor completed several acquisition and merger transactions which resulted in larger than normal cash expenditures. Such expenditures, which are discussed in greater detail below, resulted in Anchor reporting net cash flows used in operations of $213,450 for the first quarter of 1995. In comparison, net cash flows provided by operations totaled $213,013 for the quarter ended March 31, 1994. Anchor anticipates that cash flow from operations and borrowing under its existing credit agreements will be sufficient to fund its current operating and capital expenditure requirements.

     Anchor, however, is seeking to raise up to $750,000 in short-term financing to supplement its working capital by selling 10% Convertible Subordinated Debentures (the "Debentures") to members of its Board of Directors and a limited number of other sophisticated investors. The basic terms of the Debentures are: (a) 10% interest per annum; (b) two year maturity; (c) conversion price of $1.35 for first year and $1.65 in the second year; (d) "piggyback" registration rights for three years; (e) subordination provisions that subordinate the Debentures to Anchor's "Senior Debt" (as defined in the Debenture); and (f) provisions that permit Anchor to redeem the Debentures at par at any time. As of May 10, 1995, Anchor has raised $90,000 from the sale of Debentures to five members of the Board of Directors of Anchor, and has received commitments for the purchase of an additional $60,000 principal amount of Debentures from two members of the Board of Directors.

     Anchor is also seeking to raise additional capital of approximately $5 million for debt consolidation and working capital and to fund future acquisitions. Anchor has had preliminary discussions with various parties, but has not yet obtained any commitments with respect to such financing. There can be no assurance as to when or whether Anchor will raise additional capital or what the terms and conditions would be for such capital.

     Capital and certain acquisition related expenditures (not including expenditures related to the acquisition of BRI and PKW, or the System Merger) were $268,200 and $50,174 for the quarters ended March 31, 1995 and 1994, respectively. The increase in such expenditures in the first quarter of 1995, as compared to 1994, related primarily to the acquisition of certain third party administration accounts from a company located in Stockton, California. In addition to such expenditures, Anchor made several significant expenditures in the first quarter of 1995 related primarily to professional services associated with the System Merger and the PKW and BRI acquisitions.

     Short-term debt and other liabilities at March 31, 1995, totaling in the aggregate $2,104,298 (as compared to $1,744,832 at December 31, 1994) consisted of: (a) approximately $800,000 outstanding under a $1,000,000 revolving line of credit maintained by Anchor with a regional Bay Area bank; (b) $200,000 outstanding under a $200,000 line of credit maintained by PKW with a regional Bay Area bank; (c) approximately $300,000 of future fixed payments under a consulting agreement entered into with a company affiliated with the former shareholders of BRI; (d) $299,712 representing the current portion of obligations with regard to certain real property leased by PKW prior to its acquisition by Anchor and relocation to Anchor's executive offices; and (e) $504,586 for certain other current liabilities.

     The $1,000,000 line of credit, which expires on October 25, 1995, requires Anchor to maintain shareholders' equity of a least $800,000. Anchor's shareholders' equity at March 31, 1995 was $2,413,284. The $200,000 line of credit, which is secured by the net commission portion of PKW's accounts receivable and equipment and general intangibles, which was to have expired on May 5, 1995, has been extended until November 5, 1995 pending completion of appropriate loan documentation. The interest rate on the $1,000,000 line of credit is equal to the lending bank's prime rate, and on the $200,000 line of credit is equal to the lending bank's prime rate plus 1%.

     In early 1995, the bank that provided Anchor with the $1,000,000 line of credit provided Anchor with $125,000 of equipment financing. The proceeds from such equipment financing were used to reduce the outstanding balance on such line. Also, in early 1995, Anchor borrowed an additional $450,000 on its $1,000,000 line of credit, such that the outstanding balance on that line at May
1, 1995 was $925,000.   Anchor's borrowings in 1994 and early 1995 under its
$1,000,000 line of credit related primarily to payment of: (a) the purchase price for BRI; (b) a portion of the nonrecurring expenditure with respect to the System Merger; and (c) a portion of Anchor's contribution of approximately $895,000 to PKW and BRI as working capital.

     Long-term liabilities, less the current portion discussed above, totaling $1,568,190 at March 31, 1995 (as compared to $1,471,723 at December 31, 1994), primarily consisted of:

(a) approximately $504,000 of future fixed payments under the consulting agreement mentioned above with a company affiliated with the former shareholders of BRI; (b) approximately $410,038 representing the long-term portion of obligations with regard to certain real property leased by PKW prior to its acquisition by Anchor and relocation to Anchor's executive offices; and
(c) approximately $654,152 for certain other long-term liabilities. The amount classified as a short-term and long-term liability with respect to the lease of PKW's prior executive offices (i.e., approximately $709,750), is based on the assumptions that Anchor will sublease such offices prior to September 30, 1995 (the lease expires on November 30, 1999), and will likely need to offer a multi-year rent subsidy with respect to such sublease. Anchor is currently attempting to sublease such offices.

     Anchor has not paid cash dividends in the past and does not expect to pay cash dividends in the foreseeable future.

POSSIBLE ADJUSTMENT OF PKW PURCHASE PRICE

     In October 1994, Anchor acquired PKW. In connection with that acquisition, Anchor issued 120,077 shares of its common stock at a value determined to be $12.50 per share (which were converted into 1,200,770 shares, having a value of $1.25 per share, upon consummation of the System Merger) to the former shareholders of PKW. Two of the former shareholders of PKW are members of the Board of Directors of Anchor. Certain matters have recently been discovered regarding PKW's operations that have caused the Board of Directors of Anchor to reevaluate whether the Company paid too high a price for PKW. The Board of Directors is presently analyzing this matter and discussing with the former shareholders of PKW the possibility that such shareholders will return to the Company a portion of the purchase price. If such shareholders return a portion of the purchase price, they will return a certain number of shares of Anchor's common stock that were issued in connection with the PKW acquisition. The return of shares would result in a reduction of : (a) shareholders' equity; (b) the number of outstanding shares of Anchor's stock; and (c) future amortization expenses related to the PKW acquisition. Anchor expects that if any shares are returned to Anchor, no more than 25,000 shares (which were converted into 250,000 shares upon consummation of the System merger) will be so returned. There can be no assurance, however, as to when or whether a portion of the purchase price will be returned to Anchor.

STRATEGY

     Anchor's strategy is to strengthen its core health insurance and property and casualty (including workers' compensation) insurance businesses by: (a) continuing to target selected insurance industry markets defined by industry type, geographic location and consumer demographics; (b) establishing new products and services; and (c) seeking to acquire and integrate compatible insurance brokerage and administration businesses in the Western United States. In connection with this strategy, Anchor regularly considers acquisition opportunities.

To date, acquisitions by Anchor have ranged from relatively small acquisitions of insurance brokerage and administration accounts to larger acquisitions of insurance brokerage companies, such as PKW, and third party administrators, such as BRI. Anchor expects to continue to pursue appropriate acquisition opportunities, and believes that its recent merger with System greatly enhances its ability to make acquisitions and continue its expansion strategy. Although Anchor is engaged in discussions with third parties regarding potential acquisitions, as of May 1, 1995, it did not have any binding agreements with respect to acquisitions. No assurances can be given with respect to the likelihood, or financial or business effect, of any possible future acquisition.

PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Anchor and its subsidiaries are parties from time to time to various lawsuits that have arisen in the normal course of business. Management is not aware of any lawsuits to which Anchor or its subsidiaries is currently a party or to which any property of Anchor or any of its subsidiaries is subject, which might materially adversely affect the financial condition or results of operations of Anchor, except as follows.

PKW, together with several other entities, has been named as a defendant in a lawsuit filed in 1993 entitled Care Convalescent Ambulance, Inc., a California corporation v. Putnam, Knudsen & Wieking, Inc., a California corporation, et al. Reference is made to Anchor's Annual Report on Form 10-K for the year ended December 31, 1994 for additional information regarding such lawsuit.

ITEM 2.  CHANGES IN SECURITIES

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A.  Exhibits

    4.1  Form of 10% Convertible Subordinated Debenture
    27   Financial Data Schedule

B.  Reports on Form 8-K

Anchor filed a Form 8-K dated January 6, 1995 in which it reported pursuant to Items 2, 4, 7 and 8 thereof the merger of Anchor with and into System, a change in its independent accountant, and a change in its fiscal year. Anchor also filed an amendment to such Form 8-K dated March 22, 1995, in which it attached the following financial statements as exhibits:

     (a) Audited balance sheets for PKW, as of September 30, 1994 and December 31, 1993, and audited statements of operations, shareholders' deficiency and cash flows for the nine month period ended September 30, 1994 and the two years ended December 31, 1993 and 1992, and the Report of Independent Accountants with respect thereto.

     (b) Audited balance sheets for BRI, as of July 31, 1994 and September 30, 1993, and audited statements of operations and retained earnings, and cash flows, for the period ended July 31, 1994 and for the years ended September 30, 1993 and 1992, and the Report of Independent Accountants with respect thereto.

     (c) Audited consolidated balance sheets for Anchor as of December 31, 1994, 1993 and 1992, and audited consolidated statements of operations, shareholders' equity and cash flows for the three years then ended, and the Reports of Independent accountants with respect thereto.

     (d) Unaudited condensed consolidated pro forma balance sheet of Anchor as of September 30, 1994, and unaudited condensed consolidated pro forma statement of operations for the period then ended, which reflect the acquisition of PKW (which became effective August 1, 1994), as if such acquisitions occurred on January 1, 1994.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, Anchor has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           ANCHOR PACIFIC UNDERWRITERS, INC.



Date:                                      /s/ James R. Dunathan
     -----------------------------         -----------------------------
                                           James R. Dunathan,
                                           President and Chief Executive Officer


Date:                                      /s/ Earl Wiklund
     -----------------------------         -----------------------------
                                           Earl Wiklund,
                                           Senior Vice President and
                                           Chief Financial Officer