Form 10-Q
period 1995-06-30
ANCHOR PACIFIC UNDERWRITERS INC
filed 1995-08-11
CIK 317781

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended:  June 30, 1995
                                       or
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____________to ______________

Commission File Number:  0-9628
                         ------

                        ANCHOR PACIFIC UNDERWRITERS, INC.
             (Exact Name of Registrant as specified in its charter)

           DELAWARE                                    94-1687187
(State or other jurisdiction of              (I.R.S. Employer Identification
incorporation or organization)                No.)

1800 SUTTER STREET, SUITE 400                       (510) 682-7707
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

Yes X  No
   ----   ----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                     Outstanding as of June 30, 1995
Common Stock, par value $.02 per share             3,923,263 shares

                          This document is comprised of 61 pages.

                        ANCHOR PACIFIC UNDERWRITERS, INC.
                                      INDEX

PART I.   FINANCIAL INFORMATION

          ITEM 1.   FINANCIAL STATEMENTS

                    CONSOLIDATED BALANCE SHEETS,
                    JUNE 30, 1995 (UNAUDITED) AND
                    DECEMBER 31, 1994. . . . . . . . . . . . . . . . . .      1

                    CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE SIX
                    MONTHS AND QUARTERS ENDED JUNE 30, 1995 AND
                    1994(UNAUDITED). . . . . . . . . . . . . . . . . . .      3

                    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY FOR
                    THE SIX MONTHS ENDED JUNE 30, 1995 (UNAUDITED)
                    AND YEAR ENDED DECEMBER 31, 1994. . . . . . .             4

                    CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX
                    MONTHS ENDED JUNE 30, 1995 AND 1994 (UNAUDITED). . .      5

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS . . . . .      7

          ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF
                    OPERATIONS . . . . . . . . . . . . . . . . . . . . .      9


PART II.  OTHER INFORMATION

          ITEM 1.  LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . .      18

          ITEM 2.  CHANGES IN SECURITIES . . . . . . . . . . . . . . . .      18

          ITEM 3.  DEFAULTS UPON SENIOR SECURITIES . . . . . . . . . . .      18

          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .      18

          ITEM 5.  OTHER INFORMATION . . . . . . . . . . . . . . . . . .      18

          ITEM 6.  EXHIBITS AND REPORTS ON FORM 8K . . . . . . . . . . .      18

               ANCHOR PACIFIC UNDERWRITERS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                   June 30        December 31
                                                     1995             1994
                                                ------------      -----------
                                                (unaudited)


ASSETS
Current assets:
  Cash and cash equivalents-corporate funds      $   425,110      $   384,102
  Cash and cash equivalents-brokerage
    fiduciary funds                                1,405,322        1,323,372
  Cash and cash equivalents-third party
    administration fiduciary funds                 3,865,664        4,349,629
  Accounts receivable (less allowances of
    $32,146 and  $33,700  in 1995 and 1994
    respectively)                                  1,261,109        1,306,627
  Prepaid expenses and other current assets        1,004,412          949,710
  Current portion of deferred tax asset               48,402           48,402
                                                 -----------      -----------
Total current assets                               8,010,019        8,361,842


Property and equipment                             2,597,043        2,498,171
Less accumulated depreciation and amortization    (1,645,626)      (1,540,120)
                                                 -----------      -----------
                                                     951,417          958,051


Other assets:
  Goodwill, net                                    2,529,516        2,525,591
  Intangible assets, net                           1,245,092        1,144,091
  Other                                              142,230          144,808
                                                ------------     ------------
                                                   3,916,838        3,814,490
                                                ------------     ------------
Total assets                                    $ 12,878,274     $ 13,134,383
                                                ------------     ------------



               ANCHOR PACIFIC UNDERWRITERS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                     June 30      December 31
                                                      1995            1994
                                                  ----------      -----------
                                                  (unaudited)


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Cash and cash equivalents-third party
    administration fiduciary funds             $   3,865,664    $   4,349,629
  Net premiums payable-insurance companies         2,426,564        2,256,313
  Accounts payable and accrued expenses              424,410          365,089
  Capital lease obligations                                -           46,610
  Short-term debt                                  1,125,000          850,000
  Other liabilities                                1,115,784          894,832
                                                ------------    -------------
Total current liabilities                          8,957,422        8,762,473

Long-term liabilities, less current portion        1,378,857        1,471,723



Deferred tax liability                               164,859          159,724


Shareholders' equity:
  Common stock-$.02 par value;
    8,000,000 authorized;
    3,923,263 and 3,923,258 shares issued
    as of 6/30/95 and 12/31/94, respectively          78,480           78,465
  Additional paid-in capital                       3,294,702        3,294,702
  Retained earnings (deficit)                       (996,046)        (632,704)
                                                ------------    -------------
Total shareholders' equity                         2,377,136        2,740,463
                                                ------------    -------------
Total liabilities and shareholders' equity      $ 12,878,274    $  13,134,383
                                                ------------    -------------
                                                ------------    -------------


    See accompanying notes

               ANCHOR PACIFIC UNDERWRITERS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                Six Months                   Quarter
                                               Ended June 30              Ended June 30
                                        ----------------------      --------------------------
                                            1995          1994         1995           1994
                                         (unaudited)   (unaudited)  (unaudited)    (unaudited)
Revenues:
  Commissions, fees and other income    $  4,438,332   $ 2,396,990  $ 2,196,401  $  1,204,645
  Interest income                             61,737        41,021       38,265        19,053
                                        ------------   -----------  -----------  ------------
Total revenue                              4,500,069     2,438,011    2,234,666     1,223,698

Operating expenses:
  Salaries, commissions and employee
    benefits                               3,013,603     1,447,289    1,470,902       664,060
  Selling, general and administrative
    expenses                               1,522,164       913,123      773,943       509,124
                                        ------------   -----------  -----------  ------------
Total operating expenses                   4,535,767     2,360,412    2,244,845     1,173,184
                                        ------------   -----------  -----------  ------------
                                             (35,698)       77,599      (10,179)       50,514
Other income (expense):
  Amortization of goodwill and
    intangible assets                       (203,379)      (69,984)     (98,880)      (32,370)
  Interest                                   (73,801)       (5,672)     (45,687)       (3,405)
  Other                                      158,545         1,291      119,383           442
  Nonrecurring merger expenses              (204,209)            -            -             -
                                        ------------   -----------  -----------  ------------

Total other income (expense)                (322,844)      (74,365)     (25,184)      (35,333)
                                        ------------   -----------  -----------  ------------

Income (loss) before income taxes           (358,542)        3,234      (35,363)       15,181

Income tax expense                             4,800         8,575            -         4,750
                                        ------------   -----------  -----------  ------------

Net (loss) Income                       $   (363,342)   $   (5,341) $   (35,363) $     10,431
                                        ------------   -----------  -----------  ------------

Net earnings per common and common
  equivalent share                      $       (.09)  $      (.01) $      (.01) $        .01
                                        ------------   -----------  -----------  ------------
Weighted average number of common and
  common equivalent shares outstanding     3,923,263     2,722,488    3,923,263     2,722,488
                                        ------------   -----------  -----------  ------------


See accompanying notes

               ANCHOR PACIFIC UNDERWRITERS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                            ADDITIONAL    RETAINED
                           COMMON STOCK        PAID-IN    EARNINGS
                        SHARES      AMOUNT     CAPITAL    (DEFICIT)      TOTAL
                     ---------------------------------------------------------------
Balance at
 12/31/93            2,722,488   $  54,450  $  1,817,752 $  17,785    $  1,889,987
(restated)

Stock issued for
  acquisitions       1,200,770      24,015     1,476,950         -       1,500,965

Net loss                     -           -             -  (650,489)       (650,489)
                     ----------------------------------------------------------------

Balance at
 12/31/94            3,923,258      78,465     3,294,702  (632,704)      2,740,463

Stock issued for
  Warrants                   5          15             -         -              15

Net loss                     -           -             -  (363,342)       (363,342)
                     -----------------------------------------------------------------

Balance at
 6/30/95
(unaudited)          3,923,263   $  78,480  $  3,294,702 $(996,046)   $  2,377,136
                     -----------------------------------------------------------------

               ANCHOR PACIFIC UNDERWRITERS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                                  Six Months
                                                                Ended June 30
                                                             ------------------
                                                             1995       1994
                                                     --------------  -----------
                                                         (unaudited) (unaudited)
OPERATING ACTIVITIES
Net loss                                             $  (363,342)    $  (5,341)
Adjustments to reconcile net loss to cash
  provided by (used in) operating activities:
    Depreciation and amortization                        105,506        80,671
    Amortization of goodwill, other intangibles
      and organization expenses                          203,379        69,984
    Deferred tax asset                                         -        27,344
    Deferred tax liability                                 5,135       (27,344)

    Changes in operating assets and liabilities,
      net of effect of purchases of subsidiaries:
        Cash and cash equivalents-brokerage
          fiduciary funds                                (81,950)       16,202
        Accounts receivable                               45,518        94,689
        Prepaid expenses and other current assets         92,441         1,238
        Other assets                                       2,578      (130,131)
        Net premiums payable-insurance companies         170,251        85,176
        Accounts payable and accrued expenses             59,321        75,308
        Other liabilities                                (10,072)       (6,794)
                                                      -----------    ---------
Net cash provided by operating activities                228,765       281,002

INVESTING ACTIVITIES
Notes receivable, net                                   (147,143)     (186,361)
Purchases of property and equipment                      (98,872)     (126,150)
Purchases of customer list                              (203,763)            -
                                                       ----------    ---------
Net cash used in investing activities                   (449,778)     (312,511)


               ANCHOR PACIFIC UNDERWRITERS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

                                                                 Six Months
                                                               Ended June 30
                                                            ------------------
                                                            1995          1994
                                                        -----------   ----------
                                                        (unaudited)  (unaudited)


FINANCING ACTIVITIES
Debt:
  Borrowings                                             635,000             -
  Repayment                                             (281,470)      (75,676)
  Capital leases payments                                (46,610)            -
Issuance of Common Stock                                      15             -
Net payments on amounts due on acquisitions              (44,914)       15,629
                                                      ----------    ----------
Net cash provided by(used in)financing activities        366,563       (60,047)
                                                      ----------    ----------
Net increase (decrease) in cash                           41,008       (91,556)
Cash and cash equivalents-corporate funds
  at beginning of period                                 384,102       943,130
                                                      ----------    ----------
Cash and cash equivalents-corporate funds
  at end of period                                    $  425,110    $  851,574
                                                      ----------    ----------

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
  Interest                                            $   73,801     $   5,672
                                                      ----------     ---------
  Income taxes                                        $    5,600     $  10,000
                                                      ----------     ---------
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
  AND FINANCING ACTIVITIES
Increase in goodwill related to adjustment
  in sublease liability                               $  104,542     $     -
                                                      ----------     ---------


               ANCHOR PACIFIC UNDERWRITERS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

                                  JUNE 30, 1995



NOTE 1 - BASIS OF PRESENTATION


The accompanying unaudited consolidated financial statements of Anchor Pacific Underwriters, Inc. and its subsidiaries ("Anchor") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in Anchor's Annual Report on Form 10-K for the year ended December 31, 1994.


RECLASSIFICATION

Certain prior year balances have been reclassified to conform with the current year presentation.

NOTE 2 - ACQUISITIONS

On January 6, 1995, Anchor merged with System Industries, Inc. ("System"). For accounting purposes, the merger has been treated as a recapitalization of Anchor with Anchor as the acquirer (reverse acquisition). The historical financial statements prior to January 6, 1995 are those of Anchor. These historical financial statements have been restated to give effect to this recapitalization. Upon consummation of this merger, shareholders of System received one share of Anchor Common Stock and one Warrant to purchase one share of Anchor Common Stock for every 42.3291 shares of issued and outstanding System Common Stock. As a result of the merger, Anchor became a public company. In February 1995, Anchor acquired certain third party administration accounts from a company located in Stockton, California at a preliminary purchase price of approximately $204,000 (which reflects a $50,000 cash payment and a discounted future income stream) with an additional $55,000 of stock consideration to be determined during the third quarter.
                                      - 7 -

The results of operations from these accounts are included in Anchor's consolidated financial statements from the date of purchase.

Although Anchor is engaged in discussions with third parties regarding potential acquisitions, as of August 1995, it did not have any binding agreements with respect to acquisitions. No assurances can be given with respect to the likelihood, or financial or business effect, of any possible future acquisition.

NOTE 3 - CONTINGENCIES

Anchor is subject to certain legal proceedings and claims arising in connection with its business. It is management's opinion that the resolution of these claims will not have a material effect on Anchor's consolidated financial position, except as follows. Putnam, Knudsen & Wieking, Insurance Brokers ("PKW"), a property and casualty insurance brokerage company that was acquired by Anchor on October 1, 1994, and several other entities not affiliated with Anchor or PKW, were named as defendants in a lawsuit in 1993 that alleges damages in the amount of $1.5 million plus expenses relating to insurance placed with an Arizona-domiciled carrier that has since become insolvent. The ultimate outcome and the individual responsibilities of the defendants of this suit cannot presently be determined; however, a settlement of the lawsuit for the full amount of the claim could have a material impact on Anchor's financial position. Management intends to continue to contest the claim vigorously.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BACKGROUND

     Anchor was organized in 1986 as a California general partnership for the specific purpose of acquiring Harden & Company Insurance Services ("Harden"), a third party employee benefits administrator. Anchor was reorganized as a private California corporation in March 1987, and became a public reporting Delaware corporation on January 6, 1995 when it merged with System Industries, Inc. ("System").

     Since its inception, Anchor has expanded its insurance and financial service capabilities through internal growth and a series of acquisitions. In August 1994, Anchor acquired Benefit Resources, Inc. ("BRI"), a third party
administrator located in Scottsdale, Arizona.   In October 1994, Anchor acquired
Putnam, Knudsen & Wieking, Insurance Brokers ("PKW"), a property and casualty insurance brokerage company located in Concord, California. The acquisitions of these entities were accounted for under the purchase method of accounting. Anchor expects to continue to expand its insurance brokerage and administration product lines and to explore other complementary expansion opportunities.

     Historically, Anchor derived a majority of its revenues from third party administration services. In light of its acquisition of PKW, Anchor expects to significantly increase the percentage of its revenues that are derived from insurance brokerage activities.

RESULTS OF OPERATIONS -- SIX MONTHS ENDED JUNE 30, 1995 AND 1994

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

     Fluctuations in premiums charged by insurance companies materially affect commission revenues. During the last five years, the property and casualty insurance industry has experienced a "soft market" where the underwriting capacity of insurance companies expanded, stimulating an increase in competition and a decrease in premium rates, thereby reducing related commissions and fees. Although the Company has seen modest premium increases during the first six months of 1995, the prospect of continued rate increases remains uncertain. In addition to the soft market, recent workers' compensation reform in California has had the effect of reducing workers' compensation insurance premiums and, consequently, reducing commissions generated by the sale of related insurance products. Anchor believes that revenues generated from anticipated future growth and continued diversification of its business will substantially offset any loss of revenues that results from workers' compensation reform.

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

     Other factors, such as client uncertainty about the ultimate impact of health care reform, could also affect Anchor's business. Anchor believes, however, that its expertise in two major elements of recent health care reform proposals (managed care and managed competition), combined with its strategy of serving middle market clients, makes it well positioned to operate effectively in a managed care and managed competition environment. Anchor also believes that in light of the recent political changes in the United States Congress, the United States will experience incremental, rather than comprehensive, changes in health care regulations. It is not possible at this time to predict the effect that any health care legislation will have on Anchor's business condition or operations.

     Anchor is unaware of any current regulatory proposals, except for health care reform, that could have a material effect on its liquidity, capital resources or operations.

     REVENUES

     TOTAL REVENUES. Total revenues for the six months ended June 30, 1995 were $4,500,069, an increase of $2,062,058, or 84.6%, over 1994 second quarter revenues. The increase resulted primarily from the inclusion of the operations of PKW and BRI for the six month period ended June 30, 1995. Anchor's revenues vary from quarter to quarter as a result of the timing of policy renewals and net new/lost business production, whereas expenses are fairly uniform throughout the year.

     Commissions and fees make up substantially all of Anchor's revenues. The following table sets forth the percentages of Anchor's revenues attributable to insurance brokerage services (for which commissions are generated), and third party administration and underwriting and risk analysis services (for which fees are generated), for the six months ended June 30, 1995 and 1994. Also included is the percentage of revenues generated from premium finance activities.

       SIX MONTHS ENDED JUNE 30,    1995   1994
            INSURANCE BROKERAGE      40%    22%
     THIRD PARTY ADMINISTRATION      59     77
              PREMIUM FINANCING       1      1
                          TOTAL     100%   100%

     COMMISSIONS. Commissions are reported net of sub-broker commissions and generally are recognized as of the effective date of the insurance policy except for commissions on installment premiums which are recognized periodically as billed. Commissions for the first six months of 1995 were $1,797,352, an increase of $1,259,997, or 234.5%, over $537,355 of commissions for the first six months of 1994. The acquisition of PKW accounted for substantially all of the increase.

     FEES. Fees from Anchor's third party administration (including underwriting and risk analysis) services for the six months ended June 30, 1995 were $2,633,829, an increase of $786,972, or 42.6%, over $1,846,857 in fees for the same period in 1994. The acquisition of BRI accounted for all of the increase.

     Fee revenues generated by Anchor in the first six months of 1995 from third party administration services included revenues generated by Harden and BRI. A significant portion of BRI's fee revenues related to an insurance product underwritten by one insurance carrier, which currently is an A++ (superior) rated insurance carrier.

     Harden's third party administration revenues substantially relate to: (a) an insurance product underwritten by an insurance carrier, which currently is an A (excellent) rated insurance carrier; and (b) the administration of insurance programs underwritten by various insurance carriers for a number of self-insured employers. The insurance product referred to in subparagraph (a) above accounted for approximately 62.8% of Harden's revenues (or approximately 25.0% of Anchor's total revenues) in the six months ended June 30, 1995, and revenues related to the administration of self-insured programs accounted for 35.8% of Harden's revenues in such period. Self-insurance is a program in which a client assumes a manageable portion of its insurance risks, usually (although not always) placing the less predictable and larger loss exposure with an excess insurance carrier.

     The insurance company which offered the product that accounted for 62.8% of Harden's third party administration revenues in the first six months of 1995 informed Harden that as a result of changes in its business strategy, it will discontinue offering such an insurance product by the end of 1995. On July 20, 1995, Harden obtained a binding commitment from an A++ (Superior) rated insurance carrier to underwrite the risk and provide a replacement product as of October 1, 1995. Management anticipates an orderly transition to the new carrier.

     INTEREST INCOME. Interest income consists of interest earned on insurance premiums and other funds held in fiduciary accounts and interest earned on investments. Interest income was $61,737 and $41,021 for the six months ended June 30, 1995 and 1994, respectively. The increase in interest income in the first six months of 1995, as compared to 1994, resulted primarily from higher interest rates and a larger amount of insurance premiums and other funds held in fiduciary accounts.

     EXPENSES

     TOTAL EXPENSES. Total operating expenses for the six months ended June 30, 1995 were $4,535,767, an increase of $2,175,355, or 92.2%, over the operating expenses for the same period in 1994. The increase resulted primarily from the inclusion of the first six months operating expenses of PKW, totaling approximately $1,323,266, and BRI, totaling $818,823, in Anchor's consolidated financial statements.

     EMPLOYEE COMPENSATION AND BENEFITS. Employee compensation and benefits for the six months ended June 30, 1995 were $3,013,603, an increase of $1,566,314 or 108.2%, over the same period in 1994. The acquisitions of PKW and BRI had the effect of increasing employee compensation and benefits by approximately $1,427,541. The remaining increase related primarily to expansion of existing operations.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $1,522,164 and $913,123 for the six months ended June 30, 1995 and 1994, respectively. The $609,041, or 66.7%, increase in the first six months of 1995, as compared to the same period in 1994, resulted primarily from the acquisitions of PKW and BRI. Other operating expenses include rent, travel, insurance, postage, telephone, supplies and other miscellaneous expenses.

     INTEREST EXPENSE. Interest expense was $73,801 and $5,672 for the six months ended June 30, 1995 and 1994, respectively. The increase in interest expense in 1995, as compared to 1994, resulted primarily from the assumption of existing debt in connection with the acquisition of PKW and an increase in outstanding borrowings on Anchor's existing line of credit.

     AMORTIZATION OF GOODWILL AND OTHER INTANGIBLES. Goodwill represents the excess of the cost of acquisitions over the fair value of net assets acquired. Other intangibles include covenants not to compete, customer lists and other contractual rights. Amortization of goodwill and other intangibles was $203,379 and $69,984 for the six months ended June 30, 1995 and 1994, respectively. As a result of Anchor's acquisitions of PKW and BRI, amortization of goodwill and other intangibles increased significantly in 1995 over 1994.

     NONRECURRING EXPENSES

     During the first quarter of 1995, Anchor incurred nonrecurring expenses of $204,209 for costs related to professional services associated with merger and acquisition activities. The transaction with System did not generate any new proceeds from which the professional fees could be deducted.

     INCOME TAXES

     Anchor's expense for income taxes was $4,800 and $8,575 for the six months ended June 30, 1995 and 1994, respectively. This $4,800 expense represents the minimum annual required tax payment due.

RESULTS OF OPERATIONS - QUARTERS ENDED JUNE 30, 1995 AND 1994

     REVENUES

     TOTAL REVENUES. Total revenues for the three months ended June 30, 1995 were $2,234,666, an increase of $1,010,968, or 82.6%, over 1994 second quarter revenues. The increase resulted primarily from the inclusion of the operations of PKW and BRI for the three month period ended June 30, 1995.

     COMMISSIONS. Commissions for the second quarter of 1995 were $879,385, an increase of $589,323, or 203.2%, over $290,062 of commissions for the second quarter of 1994. The acquisition of PKW accounted for substantially all of the increase.

     FEES. Fees from Anchor's third party administration (including underwriting and analysis) services for the three months ended June 30, 1995 were $1,314,192, an increase of $406,636, or 44.8%, over $907,556 in fees for the same period in 1994. The acquisition of BRI accounted for all of the increase.

     INTEREST INCOME. Interest income was $38,265 and $19,053 for the three months ended June 30, 1995 and 1994, respectively. The increase in interest income in the second quarter of 1995, as compared to 1994, resulted primarily from a larger amount of insurance premiums and other funds held in fiduciary accounts and higher interest rates.

     EXPENSES

     TOTAL EXPENSES. Total operating expenses for the three months ended June 30, 1995 were $2,244,845, an increase of $1,071,661, or 91.3%, over the operating expenses for the same period in 1994. The increase resulted primarily from the inclusion of the second quarter operating expenses of PKW, totaling approximately $626,924, and BRI, totaling $407,877, in Anchor's consolidated financial statements.

     EMPLOYEE COMPENSATION AND BENEFITS. Employee compensation and benefits for the three months ended June 30, 1995 were $1,470,902, an increase of $806,842, or 121.5%, over the same period in 1994. The acquisitions of PKW and BRI had the effect of increasing employee compensation and benefits by approximately $675,573. The remaining increase related primarily to expansion of existing operations.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $773,943 and $509,124 for the three months ended June 30, 1995 and 1994, respectively. The $264,819, or 52.0%, increase in the second quarter of 1995, as compared to the same period in 1994, resulted primarily from the acquisitions of PKW and BRI.

     INTEREST EXPENSE. Interest expense was $45,687 and $3,405 for the three months ended June 30, 1995 and 1994, respectively. The increase in interest expense in 1995, as compared to 1994, resulted primarily from the assumption of existing debt in connection with the acquisition of PKW and an increase in outstanding borrowings on Anchor's existing line of credit.

     AMORTIZATION OF GOODWILL AND OTHER INTANGIBLES. Goodwill represents the excess of the cost of acquisitions over the fair value of net assets acquired. Other intangibles include covenants not to compete, customer lists and other contractual rights. Amortization of goodwill and other intangibles was $98,880 and $32,370, for the three months ended June 30, 1995 and 1994, respectively. As a result of Anchor's acquisitions of PKW and BRI, amortization of goodwill and other intangibles will increase significantly in 1995 over 1994.

     INCOME TAXES

     Anchor's expense for income taxes was $-0- and $4,750 for the three months ended June 30, 1995 and 1994, respectively. The minimum annual required tax payment due was reported during the first quarter of 1995.

LIQUIDITY AND CAPITAL RESOURCES

     Anchor's business is not capital intensive and Anchor historically has had sufficient capital to meet its operating needs. Anchor reported net cash flows provided by operations of $228,765 for the six months ended June 30, 1995, compared to $281,002 for the six months ended June 30, 1994. Anchor anticipates that cash flow from operations and borrowing under its existing credit agreements will be sufficient to fund its current operating and capital expenditure requirements.

     Anchor, however, is seeking to raise up to $750,000 in short-term financing to supplement its working capital by selling 10% Convertible Subordinated Debentures (the "Debentures") to members of its Board of Directors and a limited number of other sophisticated investors. The basic terms of the Debentures are: (a) 10% interest per annum;
(b) two year maturity; (c) conversion price of $1.35 in the first year and $1.65 in the second year; (d) "piggyback" registration rights for three years; (e) subordination provisions that subordinate the Debentures to Anchor's "Senior Debt" (as defined in the Debenture); and (f) provisions that permit Anchor to redeem the Debentures at par at any time. As of August 10, 1995, Anchor has raised $140,000 from the sale of Debentures to five members of the Board of Directors of Anchor and a limited number of other sophisticated investors, and has received commitments for the purchase of an additional $70,000 principal amount of Debentures from three members of the Board of Directors.

     Anchor is also seeking to raise additional capital of up to approximately $10 million for debt consolidation, working capital and to fund future acquisitions. Anchor has had preliminary discussions with various parties, but has not yet obtained any commitments with respect to such financing. There can be no assurance as to when or whether Anchor will raise additional capital or what the terms and conditions would be for such capital.

     Capital and certain acquisition related expenditures (not including expenditures related to the acquisition of BRI and PKW, or the System Merger) were $302,635 and $126,150 for the six months ended June 30, 1995 and 1994, respectively. The increase in such expenditures in the first six months of 1995, as compared to 1994, related primarily to the acquisition of certain third party administration accounts from a company located in Stockton, California. In addition to such expenditures, Anchor made several significant expenditures in the first quarter of 1995 related primarily to professional services associated with the System Merger and the PKW and BRI acquisitions.

     Short-term debt and other liabilities at June 30, 1995, totaling in the aggregate $2,240,784 (as compared to $1,744,832 at December 31, 1994) consisted of: (a) $925,000 outstanding under a $1,000,000 revolving line of credit maintained by Anchor with a regional San Francisco Bay Area bank; (b) $200,000 outstanding under a $200,000 line of credit maintained by PKW with a regional San Francisco Bay Area bank; (c) approximately $300,000 of future fixed payments under a consulting agreement entered into with a company affiliated with the former shareholders of BRI; (d) $300,000 representing the current portion of obligations with regard to certain real property leased by PKW prior to its acquisition by Anchor and relocation to Anchor's executive offices; and (e) $516,000 for certain other current liabilities.

     The $1,000,000 line of credit, which expires on October 25, 1995, requires Anchor to maintain shareholders' equity of a least $800,000. Anchor's shareholders' equity at June 30, 1995 was $2,377,136. The $200,000 line of credit, which is secured by the net commission portion of PKW's accounts receivable and equipment and general intangibles, which was to have expired on May 5, 1995, has been extended until November 5, 1995. The interest rate on the $1,000,000 line of credit is equal to the lending bank's prime rate, and on the $200,000 line of credit is equal to the lending bank's prime rate plus 1%.

     In early 1995, the bank that provided Anchor with the $1,000,000 line of credit provided Anchor with $125,000 of equipment financing. The proceeds from such equipment financing were used to reduce the outstanding balance on such line. Also, in early 1995, Anchor borrowed an additional $450,000 on its $1,000,000 line of credit, such that the outstanding balance on that line at August 10, 1995 was $925,000. Anchor's borrowings in 1994 and early 1995 under its $1,000,000 line of credit related primarily to payment of: (a) the purchase price for BRI; (b) a portion of the nonrecurring expenditure with respect to the System Merger; and (c) a portion of Anchor's contribution of approximately $895,000 to PKW and BRI as working capital.

     Long-term liabilities, less the current portion discussed above, totaling $1,378,857 at June 30, 1995 (as compared to $1,471,723 at December 31, 1994), primarily consisted of: (a) approximately $453,000 of future fixed payments under the consulting agreement mentioned above with a company affiliated with the former shareholders of BRI; (b) approximately $312,000 representing the long-term portion of obligations with regard to certain real property leased by PKW prior to its acquisition by Anchor and relocation to Anchor's executive offices; and (c) approximately $613,900 for certain other long-term liabilities. In May 1995, PKW entered into a sublease with respect to 82% of PKW's prior office space. The sublease expires on September 30, 1997 (unless extended by the subtenant through November 30, 1999, the date on which the term of the master lease expires) and requires PKW to provide a multi-year rent subsidy. The amounts classified as short and long-term liability with respect to the PKW lease reflect such subsidy and are based upon the assumptions that: (a) the subtenant will exercise its option to extend the lease through 1999; and (b) the remaining 18% of such office space will not be subleased. Management believes, however, that it will sublease the remaining space, in which case the related liability may be reduced.

     Anchor has not paid cash dividends in the past and does not expect to pay cash dividends in the foreseeable future.

POSSIBLE ADJUSTMENT OF PKW PURCHASE PRICE

     In October 1994, Anchor acquired PKW. In connection with that acquisition, Anchor issued 120,077 shares of its common stock at a value determined to be $12.50 per share (which were converted into 1,200,770 shares, having a value of $1.25 per share, upon consummation of the System Merger) to the former shareholders of PKW. Two of the former shareholders of PKW are members of the Board of Directors of Anchor. Certain events have recently been discovered regarding PKW's operations which have caused the Board of Directors of Anchor to evaluate whether the Company should seek an adjustment to the purchase price paid for PKW. The Board of Directors is presently analyzing this matter and discussing alternatives with the former shareholders of PKW. The expected result is that PKW shareholders will return to the Company a certain number of shares of Anchor's common stock that were issued in connection with the PKW acquisition. The return of shares would result in a reduction of : (a) shareholders' equity; (b) the number of outstanding shares of Anchor's common stock; and (c) future amortization expenses related to the PKW acquisition. Anchor expects that if any shares are returned to Anchor, no more than 250,000 shares will be so returned. There can be no assurance, however, as to when or whether a portion of the purchase price will be returned to Anchor.

STRATEGY

     Anchor's strategy is to strengthen its core health insurance and property and casualty (including workers' compensation) insurance businesses by: (a) continuing to target selected insurance industry markets defined by industry type, geographic location and consumer demographics; (b) establishing new products and services; and (c) seeking to acquire and integrate compatible insurance brokerage and administration businesses in the Western United States. In connection with this strategy, Anchor regularly considers acquisition opportunities. To date, acquisitions by Anchor have ranged from relatively small acquisitions of insurance brokerage and administration accounts to larger acquisitions of insurance brokerage companies, such as PKW, and third party administrators, such as BRI. Anchor expects to continue to pursue appropriate acquisition opportunities, and believes that its recent merger with System greatly enhances its ability to make acquisitions and continue its expansion strategy. Although Anchor is engaged in discussions with third parties regarding potential acquisitions, as of August 10, 1995, it did not have any binding agreements with respect to acquisitions. No assurances can be given with respect to the likelihood, or financial or business effect, of any possible future acquisition.

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

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A.   Exhibits

     10.1 Asset Purchase Agreement dated May 17, 1995 between Putnam, Knudsen & Wieking Inc. Insurance Brokers and Crestview Leasing
     10.2 Sublease dated May 26, 1995 between Putnam, Knudsen & Wieking (Sublessor) and Martin, Ryan & Andrada, Inc. (Sublessee)

     27   Financial Data Schedule

B.   Reports on Form 8-K

None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, Anchor has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        ANCHOR PACIFIC UNDERWRITERS, INC.



Date: August 10, 1995                   /s/ JAMES R. DUNATHAN
      ------------------------          ---------------------------------------
                                        James R. Dunathan,
                                        President and Chief Executive Officer


Date:August 10, 1995                    /s/ EARL WIKLUND
     -------------------------          -------------------------------------
                                        Earl Wiklund,
                                        Senior Vice President and
                                        Chief Financial Officer