Form 10-K405/A
period 1994-12-31
ANCHOR PACIFIC UNDERWRITERS INC
filed 1995-08-28
CIK 317781

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                  FORM 10-K/A-1
                                 Amendment No. 1

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended: DECEMBER 31, 1994

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________ to __________

                         Commission file number: 0-9628

                        ANCHOR PACIFIC UNDERWRITERS, INC.
             (Exact name of registrant as specified in its charter)

           Delaware                                        94-1687187
(State or other jurisdiction of                (I.R.S. Employer Identification
 incorporation or organization)                         No.)

1800 Sutter Street, Suite 400, Concord, California                 94520
(Address of principal executive offices)                         (Zip Code)

     Registrant's telephone number, including area code:  (510) 682-7707

     Securities registered pursuant to Section 12(b) of the Act:

          None

     Securities registered pursuant to Section 12(g) of the Act:

          Common Stock, $.02 par value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. [X]  Yes       [ ] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     See Item 5 of this report regarding the aggregate market value of the voting stock held by non-affiliates of the registrant.

     As of March 15, 1995, the Registrant had 3,923,258 shares of common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     None.

                        ANCHOR PACIFIC UNDERWRITERS, INC.
                          Amendment No. 1 to Form 10-K
                   For the Fiscal Year Ended December 31, 1994

     This Amendment No.1 is being filed by the registrant to amend the figures for loss per share and weighted average shares outstanding for the periods ended December 31, 1994, 1993 and 1992 contained in the Selected Financial Data table in Item 6 of the registrant's Form 10-K for the fiscal year ended December 31, 1994 (the "Form 10-K"), and to make corresponding amendments to the registrant's consolidated statements of operations included as part of the Form 10-K. The figures for weighted average shares outstanding contained in the Form 10-K inadvertently included shares underlying unexercised stock options as common share equivalents, resulting in an overstatement of weighted average shares outstanding and an understatement of loss per share for the periods indicated.

ITEM 6.   SELECTED FINANCIAL DATA

     The following table sets forth certain historical information for Anchor which is based on, and should be read in conjunction with, Anchor's audited financial statements.

                        ANCHOR PACIFIC UNDERWRITERS, INC.
                             SELECTED FINANCIAL DATA

                            1994           1993           1992           1991           1990
                            ----           ----           ----           ----           ----
Revenues(1)              $6,091,165     $4,767,820     $4,436,728     $4,009,583     $3,659,025

Operating Income(1)         $63,349       $232,674       $174,567        $54,734       $421,687

Net Income (Loss)         ($650,489)       ($1,662)      ($92,585)      $111,061       $168,555

Earnings (Loss) Per Share    ($2.47)        ($0.01)        ($0.40)         $0.54          $0.94

Weighted Average            263,108        232,434        229,901        204,877        178,840
Shares Outstanding

Cash Flow (Deficit)
From Operations           ($537,714)      $345,909       $289,780       $314,464       $238,939

Total Assets            $13,134,383     $7,689,637     $8,177,374     $6,524,617     $5,698,190

Long-Term Liabilities    $1,631,447       $514,651       $720,302       $275,506        $70,045

Shareholders'
Equity                   $2,740,463     $1,889,987     $1,870,023     $1,917,592     $1,159,597

---------------------------

(1) Consistent with Anchor's audited financial statements, revenues and operating income include interest income.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following financial statements for the registrant appear on pages F-1 through F-25 of this report. Such financial statements reflect the amendments to the figures for loss per share and weighted average shares outstanding mentioned above.

     Reports of Independent Auditors

     Consolidated Balance Sheets as of December 31, 1994 and 1993

     Consolidated Statements of Operations for the years ended December 31, 1994, 1993 and 1992

     Consolidated Statements of Shareholders' Equity for the years ended December 31, 1994, 1993 and 1992

     Consolidated Statements of Cash Flows for the years ended December 31, 1994, 1993 and 1992

     Notes to Consolidated Financial Statements

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     The financial statements referenced above appear on pages F-1 through F-25 of this report.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              ANCHOR PACIFIC UNDERWRITERS, INC.
                              (Registrant)




Date:  August 25, 1995         /s/ Earl Wiklund
                               ----------------------------------
                               Earl Wiklund
                               Chief Financial Officer

                     CONSOLIDATED FINANCIAL STATEMENTS

                     ANCHOR PACIFIC UNDERWRITERS, INC.
                            AND SUBSIDIARIES

               YEARS ENDED DECEMBER 31, 1994 , 1993 and 1992

               Anchor Pacific Underwriters, Inc. and Subsidiaries

                      Consolidated Financial Statements

                  Years ended December 31, 1994, 1993 and 1992




                                    CONTENTS

Report of Independent Auditors. . . . . . . . . . . . . . . . . . . . . . . F-1

Audited Consolidated Financial Statements

Consolidated Balance Sheets . . . . . . . . . . . . . . . . . . . . . . . . F-4
Consolidated Statements of Operations . . . . . . . . . . . . . . . . . . . F-6
Consolidated Statements of Shareholders' Equity . . . . . . . . . . . . . . F-7
Consolidated Statements of Cash Flows . . . . . . . . . . . . . . . . . . . F-8
Notes to Consolidated Financial Statements. . . . . . . . . . . . . . . . . F-10

[ERNST & YOUNG LLP LETTERHEAD]



                         Report of Independent Auditors

Board of Directors and Shareholders
Anchor Pacific Underwriters, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Anchor Pacific Underwriters, Inc. and subsidiaries as of December 31, 1994, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements of Anchor Pacific Underwriters, Inc. and subsidiaries for the years ended December 31, 1993 and 1992, were audited by other auditors whose report dated April 1, 1994 expressed an unqualified opinion on those statements.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Anchor Pacific Underwriters, Inc. and subsidiaries at December 31, 1994, and the consolidated results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

As more fully described in Note 14, a lawsuit has been filed, alledging that the Company and several other unaffiliated entities placed insurance coverage with an insurance company which subsequently became insolvent and failed to pay the plaintiffs insurance claim. The ultimate amount of liability cannot be determined at this time.

/s/ Ernst & Young LLP

March 3, 1995

Board of Directors and Stockholders
Anchor Pacific Underwriters, Inc.
  and Subsidiaries
Concord, California


                        INDEPENDENT AUDITOR'S REPORT

          We have audited the accompanying consolidated balance sheets of Anchor Pacific Underwriters, Inc. and subsidiaries, as of December 31, 1993 and 1992, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Out responsibilitity is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of Anchor Pacific Premium Finance Co. Inc., a wholly-owned subsidiary, which statemetns reflect total assets of $160,235 and $87,946 as of December 31, 1993 and 1992 and total revenues of $20,079 for the year ended December 31, 1993 and $154 for the peiod December 15, 1992 to December 31, 1992 (see note 1). Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Anchor Pacific Premium Finance Company is based solely on the report of the other auditors.

          We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are
free of material misstatement.   An audit includes examining, on a test basis,
evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Anchor Pacific Underwriters, Inc. and subsidiaries as of December 31, 1993 and 1992, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

          As discussed in Note 2 to the financial statements, effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes."


                                      HIROSE, OTO & BAILEY ACCOUNTANTS INC.



                                      By: /s/ Mary E. Bailey
                                          ------------------------------
                                          Mary E. Bailey, CPA

Oakland, California
April 1, 1994
                                      F-3

               Anchor Pacific Underwriters, Inc. and Subsidiaries

                           Consolidated Balance Sheets


                                                                     December 31
                                                                 1994            1993
                                                        -------------------------------
ASSETS
Current assets:
  Cash and cash equivalents - corporate funds               $ 384,102      $ 943,130
  Cash and cash equivalents - brokerage fiduciary
    funds                                                   1,323,372        420,642
  Cash and cash equivalents - third party
    administration fiduciary funds                          4,349,629      4,163,579
  Accounts receivable (less allowances for doubtful
    accounts 1994, $33,700; 1993; $-0-)                     1,306,627        715,026
  Prepaid expenses and other current assets                   949,710        114,514
  Current portion of deferred tax asset                        48,402         27,344
                                                         ------------------------------
Total current assets                                        8,361,842      6,384,235

Property and equipment                                      2,498,171      1,488,231
Less accumulated depreciation and amortization             (1,540,120)      (867,303)
                                                         ------------------------------

                                                              958,051        620,928



Other assets:
  Goodwill, net                                             2,525,591        335,647
  Intangible assets, net                                    1,144,091        241,097
  Other                                                       144,808        107,730
                                                         ------------------------------
                                                            3,814,490        684,474
                                                         ------------------------------
Total assets                                              $13,134,383     $7,689,637
                                                         ------------------------------
                                                         ------------------------------



                                                                               DECEMBER 31
                                                                         1994               1993
                                                                 ------------------------------------
LIABILITIES AND SHAREHOLDERS EQUITY
Current liabilities:

 Cash and cash equivalents - third party
    administration fiduciary funds                               $     4,349,629     $     4,163,579

 Net premiums payable - insurance companies                            2,256,313             778,463
 Accounts payable and accrued expenses                                   365,089             173,237
 Capital lease obligations                                                46,610                  --
 Short-term debt                                                         850,000                  --
 Other liabilities                                                       894,832             169,720
                                                                 -------------------------------------
Total current liabilities                                              8,762,473           5,284,999

Long-term liabilities, less current portion                            1,471,723             487,307

Deferred tax liability                                                   159,724              27,344

Shareholders equity:
 Common stock - no par value; 1,000,000
    shares authorized; 353,168 and 233,091
    shares issued and outstanding for 1994
    and 1993, respectively                                             3,335,037           1,834,072
 Additional paid-in capital                                               38,130              38,130
 Retained earnings (deficit)                                            (632,704)             17,785
                                                                 -------------------------------------
Total shareholders equity                                              2,740,463           1,889,987
                                                                 -------------------------------------
Total liabilities and shareholders equity                        $    13,134,383     $     7,689,637
                                                                 -------------------------------------
                                                                 -------------------------------------

SEE ACCOMPANYING NOTES.

               Anchor Pacific Underwriters, Inc. and Subsidiaries

                      Consolidated Statements of Operations




                                                                                  YEAR ENDED DECEMBER 31
                                                                     1994                1993                1992
                                                               ----------------------------------------------------
Revenues:
  Commissions, fees and other income                           $  5,978,754        $  4,681,785        $  4,315,725
  Interest income                                                   112,411              86,035             121,003
                                                               ----------------------------------------------------
Total revenues                                                    6,091,165           4,767,820           4,436,728

Operating expenses:
  Salaries, commissions and employee
    benefits                                                      3,921,242           2,847,922           2,659,229
  Selling, general and administrative
    expenses                                                      2,106,574           1,687,224           1,602,932
                                                               ----------------------------------------------------
Total operating expenses                                          6,027,816           4,535,146           4,262,161
                                                               ----------------------------------------------------

                                                                     63,349             232,674             174,567

Other income (expense):
  Amortization of goodwill and
    intangible assets                                              (256,149)           (203,345)           (209,770)
  Interest                                                          (35,925)            (30,492)            (20,646)
  Other                                                              45,637             (20,248)            (32,374)
  Nonrecurring merger expenses                                     (462,601)                 --                  --
                                                               ----------------------------------------------------
                                                                   (709,038)           (254,085)           (262,790)
                                                               ----------------------------------------------------
Loss before income taxes                                           (645,689)            (21,411)            (88,223)

Income tax expense (credit)                                           4,800             (19,749)              4,362
                                                               ----------------------------------------------------

Net loss                                                       $   (650,489)          $  (1,662)       $    (92,585)
                                                               ----------------------------------------------------
                                                               ----------------------------------------------------

Net loss per common share                                      $      (2.47)          $    (.01)       $       (.40)
                                                               ----------------------------------------------------
                                                               ----------------------------------------------------


Weighted average number of common
  shares outstanding                                                263,108             232,434             229,901
                                                               ----------------------------------------------------
                                                               ----------------------------------------------------


SEE ACCOMPANYING NOTES.

               Anchor Pacific Underwriters, Inc. and Subsidiaries

                 Consolidated Statements of Shareholders' Equity


                                                                                  ADDITIONAL      RETAINED
                                                      COMMON STOCK                 PAID-IN        EARNINGS
                                                 SHARES           AMOUNT           CAPITAL        (DEFICIT)            TOTAL
                                             ---------------------------------------------------------------------------------
Balances at January 1, 1992                     228,025        $1,768,446       $   37,114       $  112,032         $1,917,592
  Stock options exercised                         2,500            25,000               --               --             25,000
  Discount on redemption of
    preferred stock                                  --                --            1,016               --              1,016
  Stock issued for acquisitions                   1,251            19,000               --               --             19,000
  Net loss                                           --                --               --          (92,585)           (92,585)
                                             ----------------------------------------------------------------------------------
Balances at December 31, 1992                   231,776         1,812,446           38,130           19,447          1,870,023
    Stock options exercised                       1,315            21,626               --               --             21,626
    Net loss                                         --                --               --           (1,662)            (1,662)
                                             ----------------------------------------------------------------------------------
Balances at December 31, 1993                   233,091         1,834,072           38,130           17,785          1,889,987
    Stock issued for acquisitions               120,077         1,500,965               --               --          1,500,965
    Net loss                                         --                --               --         (650,489)          (650,489)
                                             ----------------------------------------------------------------------------------
Balances at December 31, 1994                   353,168        $3,335,037       $   38,130       $ (632,704)        $2,740,463
                                             ----------------------------------------------------------------------------------
                                             ----------------------------------------------------------------------------------


SEE ACCOMPANYING NOTES.

               Anchor Pacific Underwriters, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows


                                                                                    YEAR ENDED DECEMBER 31
                                                                           1994                1993                1992
                                                                      ---------------------------------------------------
OPERATING ACTIVITIES
Net loss                                                              $ (650,489)          $  (1,662)         $  (92,585)
Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
    Depreciation and amortization                                        208,751             205,966             172,677
    Amortization of goodwill, other intangibles and
      organization expenses                                              257,309             213,476             233,875
    Changes in operating assets and liabilities, net of
      effect of purchases of subsidiaries:
       Cash and cash equivalents - brokerage fiduciary funds             322,950              65,957            (185,128)
       Accounts receivable                                              (133,818)           (172,213)           (252,161)
       Prepaid expenses and other current assets                           9,678              37,121             (25,683)
       Other assets                                                      (66,928)                (40)                 56
       Net premiums payable - insurance companies                       (254,236)            (37,394)            341,624
       Accounts payable and accrued expenses                             (78,931)               (735)             33,982
       Other liabilities                                                (152,000)             35,433              63,123
                                                                      ---------------------------------------------------
Net cash provided by (used in) operating activities                     (537,714)            345,909             289,780

INVESTING ACTIVITIES
Notes receivable, net                                                      3,350              11,324             (56,743)
Purchase of property and equipment                                      (394,916)           (229,551)           (146,485)
Purchases of subsidiaries, net of cash acquired                          (28,534)            (25,462)            (15,800)
Insurance proceeds                                                            --                  --             106,230
                                                                      ---------------------------------------------------
Net cash used in investing activities                                   (420,100)           (243,689)           (112,798)

               Anchor Pacific Underwriters, Inc. and Subsidiaries


                                                                                      YEAR ENDED DECEMBER 31
                                                                            1994              1993                 1992
                                                                      --------------------------------------------------
FINANCING ACTIVITIES
Common stock - stock options exercised                                $       --           $  21,626           $  25,000
Preferred stock:
  Redemption                                                                  --                  --             (76,584)
  Dividends paid                                                              --                  --              (4,656)
Debt:
  Borrowings                                                             600,000              24,375              51,639
  Repayment                                                             (125,784)            (58,407)            (98,367)
  Capital lease payments                                                 (10,969)                 --                  --
Payments on amounts due on acquisitions                                  (64,461)            (35,720)            (50,248)
                                                                      --------------------------------------------------
Net cash provided by (used in) financing activities                      398,786             (48,126)           (153,216)
                                                                      --------------------------------------------------

Net increase (decrease) in cash                                         (559,028)             54,094              23,766
Cash and cash equivalents - corporate
  funds at beginning of year                                             943,130             889,036             865,270
                                                                      --------------------------------------------------
Cash and cash equivalents - corporate funds at
  end of year                                                         $  384,102           $ 943,130          $  889,036
                                                                      --------------------------------------------------
                                                                      --------------------------------------------------

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the year for:
  Interest                                                            $   37,097           $  29,320         $    20,646
                                                                      --------------------------------------------------
                                                                      --------------------------------------------------
  Income taxes                                                        $   93,042           $   6,000         $     6,500
                                                                      --------------------------------------------------
                                                                      --------------------------------------------------

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
  Insurance agency acquired in 1992 on
    contingency purchase price revalued based
    on loss of customer base:
      Customer list                                                   $   20,000           $  36,000         $   156,000
      Covenant not to compete                                             20,000              36,000             156,000
      Goodwill                                                            10,000              18,000              78,000
                                                                      --------------------------------------------------
                                                                          50,000              90,000             390,000
  Less cash payment                                                           --                  --             (10,000)
  Less shares issued                                                          --                  --             (19,000)
                                                                      --------------------------------------------------
                                                                      $   50,000           $  90,000         $   361,000
                                                                      --------------------------------------------------
                                                                      --------------------------------------------------

SEE ACCOMPANYING NOTES.

               Anchor Pacific Underwriters, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                                December 31, 1994


1. NATURE OF BUSINESS

Anchor Pacific Underwriters, Inc. (Anchor) is a holding company that provides insurance administration and property and casualty brokerage services through its five direct and indirect subsidiaries. Administration services are provided to employer groups of varying size, most of which are located in California and Arizona. Anchor also operates property and casualty insurance agencies which service customers located primarily in the greater San Francisco Bay Area.

The consolidated financial statements include the results of all the subsidiaries for the period owned by Anchor. Acquired subsidiaries have been accounted by the purchase method of accounting and fully consolidated. All significant intercompany accounts and transactions have been eliminated in consolidation.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

REVENUE RECOGNITION

The majority of revenue from third party administration services consists of fees charged for the administration of fully insured and self-insured group health plans. Fee income is recognized at the time employers remit monthly premiums and when services are rendered.

Insurance brokerage revenue consists principally of insurance commissions (net of split or shared commissions), fees in lieu of commissions for insurance placement services and interest income on fiduciary and corporate funds. Insurance commissions and fees in lieu of commissions for insurance placement services are recognized when protection is afforded under the insurance policy (that is, when coverage is effective), the premium due under the policy is known or can be reasonably estimated, and substantially all required services related to placing the insurance have been provided.

Broker commission adjustments and commissions on premiums billed directly by underwriters are recognized principally when such amounts can be reasonably estimated.

               Anchor Pacific Underwriters, Inc. and Subsidiaries

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

REVENUE RECOGNITION (CONTINUED)

In addition, Anchor receives annual contingency commissions from various property and casualty insurance carriers. The commissions are based upon the carrier's loss experience as well as the number of policies placed. Revenue from contingency commissions is recognized when received. Fee income for services other than placement of insurance coverages is recognized as those services are provided.

EXPENSE RECOGNITION

All costs are expensed as incurred.

CASH AND CASH EQUIVALENTS

Anchor considers all highly liquid investments with a maturity of three months or less at the date of acquisition to be cash equivalents.

FIDUCIARY FUNDS AND LIABILITIES

Anchor, in its fiduciary capacity as a third party administrator of claims, has certain fiduciary funds, segregated in specific bank accounts. Those funds held for self-funded employers and fully insured programs are classified as "Third Party Administration Fiduciary Funds."

In its capacity as a property and casualty insurance broker, Anchor collects premiums from insureds and, after deducting its commissions, remits the premiums to the respective insurance underwriters. Unremitted insurance premiums are held in a fiduciary capacity.

In accordance with industry practice, interest earned on certain fiduciary funds is included in Anchor's earnings. Interest income on fiduciary funds amounted to $64,139 in 1994, $55,907 in 1993 and $80,318 in 1992.

               Anchor Pacific Underwriters, Inc. and Subsidiaries

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ACCOUNTS RECEIVABLE

Anchor provides for future estimated credit losses based on an evaluation of a current aging of the accounts, current economic conditions and other factors necessary to provide for losses that can be reasonably anticipated.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying values of financial instruments such as cash and cash equivalents, fiduciary funds, accounts receivable, net premiums payable, accounts payable, and debt obligations approximate their fair market value.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets, which range from three to ten years.

Software costs relating to the upgrading and enhancing of existing programs are capitalized and amortized over a period of five years.

GOODWILL AND INTANGIBLE ASSETS

Goodwill represents the excess of the cost of acquisitions over the fair value of net assets acquired. Intangible assets relate to covenants not to compete, customer lists and other contractual rights acquired in acquisitions. Goodwill is amortized on the straight-line basis over 10 to 25 years. Covenants not to compete and customer lists are amortized on the straight-line basis over 5 to 12 years. Accumulated amortization of goodwill and other intangibles at December 31, 1994 and 1993 are $1,626,882 and $929,610, respectively.

               Anchor Pacific Underwriters, Inc. and Subsidiaries

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INCOME TAXES

Anchor and its subsidiaries file consolidated federal income tax returns and combined returns for state franchise tax purposes.

Effective January 1, 1993, Anchor adopted the Financial Accounting Standards Board Statement of Financial Accounting Standards ("FASB") No. 109, "Accounting for Income Taxes." FASB No. 109 requires the use of an asset and liability approach for measuring deferred taxes based on temporary differences between financial statement and tax bases of assets and liabilities existing at each balance sheet date using enacted tax rates for years in which the related taxes are expected to be paid or recovered.

The adoption of FASB 109 did not have a material effect on Anchor's accounting for income taxes or net income.

EARNINGS PER SHARE

Earnings per share is based on the weighted average number of common shares outstanding during the period.

RECLASSIFICATIONS

Certain prior year balances have been reclassified to conform with the current year presentation.

               Anchor Pacific Underwriters, Inc. and Subsidiaries

3. PROPERTY AND EQUIPMENT

Property and equipment are detailed below:


                                                      1994           1993
                                                   ---------------------------
Leasehold improvements                             $  52,042      $  47,375
Furniture and equipment                              794,207        336,762
Office equipment                                     353,745        256,086
Computer equipment                                   834,020        488,855
Computer software                                    464,157        359,153
                                                 ----------------------------
                                                   2,498,171      1,488,231
Less accumulated depreciation and amortization   (1,540,120)      (867,303)
                                                 ----------------------------
                                                  $  958,051     $  620,928
                                                 ----------------------------
                                                 ----------------------------

4. GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets consist of the following:


          DECEMBER 31            1994      1993      1992       AMORTIZATION
                                                                   PERIOD
-------------------------------------------------------------------------------
Goodwill                     $  3,293,992 $  983,135 $ 1,001,135  10 - 25 years
Less accumulated amortization    (768,401)  (647,488)   (548,367)
                             ------------------------------------
                             $  2,525,591 $  335,647 $   452,768
                             ------------------------------------
                             ------------------------------------

Covenants not to compete     $    240,700 $  260,700 $   296,700  5 - 12 years
Customer lists                  1,761,872    262,519     298,519  5 - 12 years
                             ------------------------------------
                                2,002,572    523,219     595,219
Less accumulated amortization    (858,481)  (282,122)   (177,898)
                             ------------------------------------
                             $  1,144,091 $  241,097 $   417,321
                             ------------------------------------
                             ------------------------------------

                                      F-14

               Anchor Pacific Underwriters, Inc. and Subsidiaries

4. GOODWILL AND INTANGIBLE ASSETS (CONTINUED)

The carrying values of intangibles are reviewed on an ongoing basis for impairment. If such review indicates that the intangibles will not be recoverable, as determined based upon the discounted cash flows of the entity acquired over the remaining amortization period, Anchor's carrying value of the intangibles will be reduced by the estimated shortfall of cash flows.

In May 1992, Anchor purchased certain business of a property and casualty broker. During 1994, management determined it was necessary to reduce the carrying value of the intangibles related to that purchase by $50,000. The remaining purchase price is being paid monthly as the business renews over the remaining life of the contract.

5. SHORT-TERM DEBT

Anchor entered into a credit agreement (expiring October 25, 1995) with its principal bank which provides for a revolving line of credit of $1,000,000. Interest is paid monthly, at the bank's prime rate, as adjusted. Anchor must maintain a net worth greater than $800,000. There was $600,000 and $-0-outstanding borrowings at December 31, 1994 and 1993, respectively.

In addition, in conjunction with an acquisition, Anchor assumed a line of credit, expiring May 5, 1995, which provides for maximum borrowings of $250,000. Amounts advanced against the line bear interest at the bank's prime rate plus 1% and are collateralized by the subsidiary's net commission portion of accounts receivable along with its equipment and general intangibles. The outstanding borrowings against the line at December 31, 1994 are $250,000.

               Anchor Pacific Underwriters, Inc. and Subsidiaries

6. OTHER LONG-TERM LIABILITIES

Other long-term liabilities primarily consist of future contingent payments relating to contractual agreements negotiated with the previous owners of acquired businesses, deferred lease incentives and other liabilities not due within one year. The future contingent payments are generally based upon the amount of net commission income generated from the books of business acquired. At December 31, 1994, the scheduled future payments of these liabilities were as follows: 1995, $271,698; 1996, $309,198; 1997, $302,921; 1998, $200,445.

The amount due within one year is included in current liabilities.

7. ACQUISITIONS

On August 1, 1994, Anchor's subsidiary, Harden & Company, acquired all of the issued and outstanding common stock of Benefit Resources Inc. ("BRI"), a third-party administrator located in Scottsdale, Arizona. The purchase price consisted of $300,000 cash and certain other acquisition expenses. In addition, Harden entered into a consulting contract pursuant to which it agreed to pay $940,000 over a fifty-month period to an entity affiliated with the former shareholders of BRI. At the end of the fifty-month term, a final bonus payment will be calculated, if any, that would be paid out from the fifty-first through the ninety-eighth month. The preliminary purchase price has been allocated to assets and liabilities of BRI based upon their estimated respective fair values. The preliminary purchase price exceeded the fair value of BRI's net assets by approximately $212,000, which has been allocated to other intangible assets.

On October 1, 1994, Anchor acquired Putnam, Knudsen & Wieking, Inc. (PKW), a property and casualty insurance brokerage firm. The purchase price consisted of the issuance of 120,077 shares of newly issued Anchor stock at a value determined to be $12.50 per share for all 35,677 shares issued and outstanding of PKW. The purchase price also consisted of certain other acquisition expenses. In conjunction with this acquisition, Anchor also assumed approximately $710,000 in relocation liabilities relating to PKW's former office facilities. The preliminary purchase price exceeded the fair value of PKW's net assets by approximately $2,895,000, of which $2,210,000 has been allocated to goodwill and $685,000 allocated to other intangible assets.

               Anchor Pacific Underwriters, Inc. and Subsidiaries

7. ACQUISITIONS (CONTINUED)

The following summary, unaudited pro forma results of operations for the years ended December 31, 1994 and 1993, assume the acquisitions of PKW and BRI occurred as of the beginning of the respective periods:


                                             1994                  1993
                                        --------------------------------------
Revenues                                  $10,037,190          $ 9,931,307
Net loss                                   (1,183,484)            (422,343)
Net loss per common share                       (4.50)               (1.82)


The unaudited pro forma results do not assume any economies of scale from combining the operations of PKW and BRI with those of Anchor. The pro forma net loss includes nonrecurring merger expenses incurred in 1994 and expenses accrued on certain legal matters.

8. INCOME TAXES

Significant components of the provision for income taxes are as follows:


                                             YEAR ENDED DECEMBER 31
                                       1994           1993           1992
                                  --------------------------------------------
Current tax expense:
Federal                              $ 28,386       $    816       $      -
State and local                         9,809          9,543          4,362
                                  --------------------------------------------
Total current                          38,195         10,359          4,362

Deferred tax (credit) expense:
Federal                               (28,386)       (30,108)             -
State and local                        (5,009)             -              -
                                  --------------------------------------------
Total deferred                        (33,395)       (30,108)             -
                                  --------------------------------------------
Income tax expense (credit)          $  4,800       $(19,749)      $  4,362
                                  --------------------------------------------
                                  --------------------------------------------

               Anchor Pacific Underwriters, Inc. and Subsidiaries

8. INCOME TAXES (CONTINUED)

Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities.

Deferred tax liabilities and assets are comprised of the following at December
31:


                                                     1994            1993
                                                 -----------------------------
Deferred tax liabilities:
Depreciation and amortization                       $280,871      $  35,884
Rent                                                  26,853         26,853
                                                 -----------------------------

Total deferred tax liabilities                       307,724         62,737
Deferred tax assets:
Vacation pay                                          38,968         23,422
Bad debt allowance                                         -            973
Tax credits                                           42,977         34,655
Other, net                                             9,234          3,339
Net operating loss carryforward                      186,726        112,672
                                                 -----------------------------
Total deferred tax assets                            277,905        175,061

Valuation allowance for deferred tax assets           81,503        112,324
                                                 -----------------------------
Net deferred tax asset                               196,402         62,737
                                                 -----------------------------
Net deferred tax liabilities                        $111,322      $       -
                                                 -----------------------------
                                                 -----------------------------

For December 31, 1994 and 1993, deferred tax liabilities are noncurrent. For December 31, 1994 and 1993, deferred tax assets are comprised of $48,402 and $27,344 which are current and $148,000 and $35,393 which are noncurrent, respectively.

               Anchor Pacific Underwriters, Inc. and Subsidiaries

8. INCOME TAXES (CONTINUED)

The change in the valuation allowance is comprised of the following items:


                                                       YEAR ENDED DECEMBER 31
                                                         1994          1993
                                                    ----------------------------
Increase (decrease) due to net operating losses        $ 33,396      $(48,598)
Decrease due to purchase of businesses                  (64,217)            -
                                                    ----------------------------
Net decrease                                           $(30,821)     $(49,598)
                                                    ----------------------------
                                                    ----------------------------

At December 31, 1994, $64,670 of the valuation allowance related to the purchase of BRI. When realized, the tax benefit will be accounted for as a reduction of goodwill.

               Anchor Pacific Underwriters, Inc. and Subsidiaries

8. INCOME TAXES (CONTINUED)

A reconciliation of income tax computed at the federal statutory corporate tax rate to income tax expense is:



                                                                              YEAR ENDED DECEMBER 31

                                                       1994                            1993                         1992
                                            ----------------------------    ---------------------------  ---------------------------

                                               AMOUNT          PERCENT        AMOUNT          PERCENT       AMOUNT         PERCENT
                                            ----------------------------------------------------------------------------------------
Income taxes at federal statutory rate        $(219,534)       (34.0)%       $ (7,279)         34.0%       $(29,995)        (34.0)%
Increase (decrease) in income taxes
  resulting from:
     State and local income taxes,
       net of federal tax benefit               (38,741)        (6.0)          (1,285)           6.0         (5,293)         (6.0)
     Amortization of goodwill and
       other intangibles                         21,594          3.3           29,404         (137.3)        42,481          48.0
     Employee benefits                           10,358          1.6            8,009          (37.4)         5,258           6.0
     Alternative minimum tax                          -            -                -              -          2,530           3.0
     Nonrecurring merger expenses               192,927         30.0                -              -              -             -
     State minimum tax                            4,800          0.7                -              -              -             -
     Change in valuation allowance               33,396          5.1          (48,598)         227.0              -             -
     Net operating loss                               -            -                -              -        (10,619)        (12.1)
                                            ----------------------------------------------------------------------------------------
                                              $   4,800         0.7%         $(19,749)         92.3%       $  4,362          4.9%
                                            ----------------------------------------------------------------------------------------
                                            ----------------------------------------------------------------------------------------

At December 31, 1994, the Company had federal and state net operating loss carryforwards of approximately $523,000 and $95,000, respectively. The net operating losses will begin to expire in the year ending December 31, 2000.

At December 31, 1994, the Company had federal general business credits of approximately $26,000. The general business credits will begin to expire in the year ending December 31, 1996. At December 31, 1994, the Company had state tax credits of approximately $16,000. The state tax credits may be carried forward indefinitely.

As indicated in Note 7, the Company issued approximately one-third of its outstanding shares in 1994. Federal and state tax law impose limitations on the use of the net operating losses and tax credits following certain changes in ownership. If such an ownership change has occurred, the limitation could reduce the amount of the benefit of the net operating losses and general business credits that would be available to offset future taxable income starting in the year of the ownership change.

               Anchor Pacific Underwriters, Inc. and Subsidiaries

9. CONCENTRATION OF CREDIT RISK

Cash and cash equivalents are on deposit in approximately 140 separate accounts with certain accounts exceeding $100,000. The FDIC insures accounts up to $100,000 each. If several accounts are maintained for the same entity at the same bank, the FDIC applies the $100,000 limit to the combined group. The accounts are maintained in well-established local commercial banks. These banks have satisfied the FDIC's more stringent capitalization requirements, qualifying them to accept broker deposits. The banks have received high ratings from bank rating services. As a result, credit risk is deemed to be minimal.

10. RETIREMENT AND EMPLOYEE BENEFIT PLANS

Anchor has a 401(k) profit sharing plan to which eligible employees may contribute up to 20% (which amount was decreased to 15% as of January 1, 1995) of their salaries, or a maximum of $9,240, as deferred compensation. The plan also provides for voluntary employer contributions whereby Anchor may match 50% of the employee contribution up to a maximum of 3% of employees' gross salary. Anchor made no contributions to the plan for 1994 and 1993.

In addition, Anchor offers active eligible employees certain life, health, vision and dental benefits. There are several plans which differ in amounts of coverage and deductibles. Anchor does not extend such benefits to retirees.

               Anchor Pacific Underwriters, Inc. and Subsidiaries

11. STOCK OPTION PLAN

In 1987, Anchor adopted an employee stock option plan and reserved 135,000 shares of stock for issuance pursuant to options granted thereunder. The option price was computed at the greater of the stock's fair market value at the time of grant or $10. Options were exercisable over a five-year period beginning a year after the date of grant at a rate of 20% per year. Information regarding the plan is summarized below:


                                                 OPTION PRICE
                                                     RANGE             SHARES
                                              ----------------------------------
Options outstanding, December 31, 1992           $15.30-$17.50         60,650
  Granted                                            17.50             18,350
  Exercised                                       15.30-17.50          (1,315)
  Canceled/expired                                15.30-17.42         (15,425)
                                              ----------------------------------
Options outstanding, December 31, 1993            15.30-17.50          62,260
  Canceled/expired                                15.30-17.50         (22,500)
                                              ----------------------------------
Options outstanding, December 31, 1994           $15.30-$17.50         39,760
                                              ----------------------------------
                                              ----------------------------------

Exercisable options totaled 21,772 and 32,320 at December 31, 1994 and 1993, respectively.

Anchor had also reserved 100,000 shares for options available for grant under a Board of Directors stock option plan. These options when granted vested at 20% per year over a five-year period at an option price of $20 per share. As of December 31, 1994, 52,500 options had been granted. Exercisable options for the Board of Directors totaled 42,000 at December 31, 1994.

All options that were outstanding under the employee stock option plan and director stock option plan terminated as of January 5, 1995 (SEE NOTE 16).

               Anchor Pacific Underwriters, Inc. and Subsidiaries

12. LEASES

Anchor rents its Concord, California facilities under an operating lease which originally was to expire in 1996. During 1994, management negotiated and amended the lease to include additional space and to extend the expiration date to 2004. The terms of the original lease include a 12-month rent deferral. The total rent for the lease term which reflects the 12-month deferral is being amortized on the straight-line basis over the full term of the lease. Deferred rent of approximately $233,000 at December 31, 1994 and $310,000 at December 31, 1993 are included in long-term liability.

A subsidiary located in Scottsdale, Arizona leases offices under an operating lease which expires in 1997. In addition, Anchor assumed the lease obligation of certain Oakland facilities upon the acquisition of PKW.

The consolidated statements of operations reflect rent expense of $424,597, $306,703 and $269,228 for 1994, 1993, and 1992, respectively.

Future minimum annual lease payments under operating leases are as follows:

1995                                                             $  918,943
1996                                                                943,435
1997                                                                869,335
1998                                                                854,335
1999                                                                850,549
2000 and thereafter                                               3,258,034
                                                                 ----------
                                                                 $7,694,631
                                                                 ----------
                                                                 ----------

               Anchor Pacific Underwriters, Inc. and Subsidiaries

13. COMMITMENTS

In 1993, Anchor entered into an agreement with a third party to provide information management services. Such services include managing and operating certain automated information systems as well as providing programming support and the development of certain software applications.

The agreement provides for an initial term of three years (expiring March 28, 1996) with two (2) two-year automatic renewals unless a 90-day notice of nonrenewal is given by either party. Net costs for the initial term approximate $416,000 per year. Other terms and conditions include a penalty provision should Anchor not continue the agreement through the automatic renewal periods.

14. CONTINGENCIES

Anchor is subject to certain legal proceedings and claims arising in connection with its business. It is management's opinion that the resolution of these claims will not have a material effect on Anchor's consolidated financial position.

However, PKW and several other entities not affiliated with Anchor or PKW were named as defendants in a lawsuit in 1993 that alleges damages in the amount of $1.5 million plus expenses relating to insurance placed with an Arizona-domiciled carrier that has since become insolvent. The ultimate outcome and the individual responsibilities of the defendants of this suit cannot presently be determined; however, a settlement of the lawsuit for the full amount of the claim could have a material impact on Anchor's financial position. Management intends to continue to contest the claim vigorously.

15. RELATED PARTY TRANSACTIONS

Anchor is contingently liable on certain bank loans made to three of its shareholders. The amounts outstanding on these loans total approximately $127,642 and $171,000 at December 31, 1994 and 1993, respectively.

               Anchor Pacific Underwriters, Inc. and Subsidiaries

16. SUBSEQUENT EVENTS

On January 6, 1995, Anchor and Systems Industries (SI) consummated the merger of the two companies. Upon such consummation, shareholders of SI became entitled to receive one share of Anchor common stock and one warrant to purchase one share of Anchor common stock for every 42.3291 shares of issued and outstanding SI common stock. As a result of the merger, Anchor became a publicly traded company.

Professional expenses incurred in conjunction with the merger, which approximate $462,600, have been classified as a nonrecurring item on the consolidated statement of operations.

In conjunction with the SI merger and subsequent to year end, Anchor's employee and director stock option plans were terminated. On December 5, 1994, the board of directors approved a new stock option plan. As of December 31, 1994, no options had been granted under this new plan.