Form 10-Q
period 1995-09-30
ANCHOR PACIFIC UNDERWRITERS INC
filed 1995-11-14
CIK 317781

                                    FORM 10-Q
                         SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

 [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the quarter ended:  September 30, 1995
                             or
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes _X_ No___

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                          Outstanding as of September 30, 1995
Common Stock, par value $.02 per share         3,674,559 shares

                  This document is comprised of 28 pages.

                     ANCHOR PACIFIC UNDERWRITERS, INC.
                                  INDEX

Part I.     FINANCIAL INFORMATION

              ITEM 1.   FINANCIAL STATEMENTS

                        CONSOLIDATED BALANCE SHEETS,
                        SEPTEMBER 30, 1995 (UNAUDITED) AND
                        DECEMBER 31, 1994...................................  1

                        CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE NINE MONTHS AND QUARTERS ENDED SEPTEMBER 30, 1995 AND
                        1994 (UNAUDITED)....................................  3

                        CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY FOR
                        THE NINE MONTHS ENDED SEPTEMBER 30, 1995 (UNAUDITED)
                        AND YEAR ENDED DECEMBER 31, 1994....................  4

                        CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994 (UNAUDITED). 5

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS........... 7

              ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                        FINANCIAL CONDITION AND RESULTS OF OPERATIONS........10


PART II.    OTHER INFORMATION

              ITEM 1.  LEGAL PROCEEDINGS.....................................19

              ITEM 2.  CHANGES IN SECURITIES.................................19

              ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.......................19

              ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...19

              ITEM 5.  OTHER INFORMATION.....................................19

              ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K......................19

              ANCHOR PACIFIC UNDERWRITERS, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS


                                                             September 30
                                                                 1995          December 31
                                                             (unaudited)           1994
                                                             ------------      -------------
ASSETS
Current assets:
            Cash and cash equivalents-corporate funds        $    347,527       $    384,102
            Cash and cash equivalents-brokerage
             fiduciary funds                                    1,612,364          1,323,372
            Cash and cash equivalents-third party
             administration fiduciary funds                     3,300,683          4,349,629
            Accounts receivable (less allowances of
             $36,718 and  $33,700  in 1995 and 1994,
             respectively)                                      1,250,710          1,306,627
            Prepaid expenses                                      832,760            949,710
            Deferred tax asset                                     48,402             48,402
                                                              -----------        -----------
Total current assets                                            7,392,446          8,361,842

Property and equipment                                          2,656,049          2,498,171
Less accumulated depreciation and amortization                 (1,699,451)        (1,540,120)
                                                              -----------        -----------
                                                                  956,598            958,051
Other assets:
            Goodwill, net of accumulated amortization           2,171,612          2,525,591
             of  $916,034 and $720,993 in 1995 and 1994,
             respectively
            Intangible assets, net of accumulated               1,195,023          1,144,091
             amortization of $1,011,313 and $315,221
             in 1995 and 1994, respectively
            Other                                                 119,870            144,808
                                                              -----------        -----------
                                                                3,486,505          3,814,490
                                                              -----------        -----------
Total assets                                                  $11,835,549        $13,134,383
                                                              -----------        -----------
                                                              -----------        -----------

             ANCHOR PACIFIC UNDERWRITERS, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

                                                                  September 30       December 31
                                                                     1995               1994
                                                                  ------------       -----------
                                                                  (unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
            Cash and cash equivalents-third party
               administration fiduciary funds                      $ 3,300,683       $ 4,349,629
            Net premiums payable-insurance companies                 2,603,327         2,256,313
            Accounts payable and accrued expenses                      331,792           365,089
            Capital lease obligations                                       --            46,610
            Short-term debt                                          1,125,000           850,000
            Other liabilities                                        1,111,750           894,832
                                                                  ------------       -----------
Total current liabilities                                            8,472,552         8,762,473

Long-term liabilities, less current portion                          1,312,359         1,471,723

Deferred tax liability                                                 164,859           159,724

Shareholders' equity:
            Common stock-$.02 par value;
             8,000,000 authorized;
             3,674,559 and 3,923,258 shares issued
             as of 9/30/95 and 12/31/94, respectively                   73,491            78,465
            Additional paid-in capital                               2,988,819         3,294,702
            Retained earnings (deficit)                             (1,176,531)         (632,704)
                                                                  ------------       -----------
Total shareholders' equity                                           1,885,779         2,740,463
                                                                  ------------       -----------
Total liabilities and shareholders' equity                         $11,835,549       $13,134,383
                                                                  ------------       -----------
                                                                  ------------       -----------


                             See accompanying notes

             ANCHOR PACIFIC UNDERWRITERS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                            Nine  Months                    Quarter
                                         Ended September 30            Ended September 30
                                     ---------------------------     --------------------------
                                        1995            1994           1995            1994
                                     (unaudited)     (unaudited)     (unaudited)    (unaudited)
Revenues:
  Commissions, fees and
   other income                      $6,620,790      $3,833,939      $2,182,458      $1,436,949
  Interest income                       103,883          58,775          42,146          17,754
                                     ----------      ----------      ----------       ----------
Total revenue                         6,724,673       3,892,714       2,224,604       1,454,703

Operating expenses:
  Salaries, commissions and
   employee benefits                  4,468,034       2,498,673       1,454,431       1,051,384
  Selling, general and
   administrative                     2,307,208       1,301,176         785,044         388,053
                                     ----------      ----------      ----------       ----------
Total operating expenses              6,775,242       3,799,849       2,239,475       1,439,437
                                     ----------      ----------      ----------       ----------
                                        (50,569)         92,865         (14,871)         15,266
Other income (expense):
  Amortization of goodwill and
   intangible assets                   (300,465)       (106,604)        (97,086)         (36,620)
  Interest                             (113,677)         (8,566)        (39,876)          (2,894)
  Other                                 129,893           2,257         (28,652)             966
  Nonrecurring merger expenses         (204,209)             --              --               --
                                     ----------      ----------      ----------       ----------
Total other income (expense)           (488,458)       (112,913)       (165,614)         (38,548)
                                     ----------      ----------      ----------       ----------
Loss before income taxes               (539,027)        (20,048)       (180,485)         (23,282)
Income tax expense                        4,800          10,695              --            2,120
                                     ----------      ----------      ----------       ----------
Net loss                             $ (543,827)     $  (30,743)    $  (180,485)      $  (25,402)
                                     ----------      ----------      ----------       ----------
Net loss per common and common
 equivalent share                    $     (.15)     $     (.01)    $      (.05)      $     (.01)
                                     ----------      ----------      ----------       ----------
Number of common and common
 equivalent shares outstanding        3,674,559       2,722,488       3,674,559        2,722,488
                                     ----------      ----------      ----------       ----------


                              See accompanying notes

              ANCHOR PACIFIC UNDERWRITERS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                         ADDITIONAL         RETAINED
                                    COMMON STOCK           PAID-IN          EARNINGS
                                SHARES       AMOUNT        CAPITAL          (DEFICIT)       TOTAL
                               ---------------------------------------------------------------------
Balance at
 12/31/93                      2,722,488  $   54,450     $   1,817,752     $    17,785    $1,889,987
 (restated)
Stock issued for
 acquisitions                  1,200,770      24,015         1,476,950              --     1,500,965

Net loss                              --          --                --        (650,489)     (650,489)
                               ---------------------------------------------------------------------
Balance at
 12/31/94                      3,923,258      78,465         3,294,702        (632,704)    2,740,463

Stock issued for
 warrants exercised                   11          --                33              --            33

Canceled stock                  (248,710)     (4,974)         (305,916)             --      (310,890)

Net loss                              --          --                --         (543,827)    (543,827)
                               ---------------------------------------------------------------------
Balance at
 9/30/95
 (unaudited)                   3,674,559   $  73,491      $  2,988,819      $(1,176,531)  $1,885,779
                               ---------------------------------------------------------------------


             ANCHOR PACIFIC UNDERWRITERS, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     Nine Months
                                                                  Ended September 30
                                                               --------------------------
                                                                  1995            1994
                                                               -----------      ----------
                                                               (unaudited)      (unaudited)
OPERATING ACTIVITIES
Net loss                                                        $(543,827)       $ (30,743)
Adjustments to reconcile net loss to cash
 provided by (used in) operating activities:
    Depreciation and amortization                                 159,331          124,173
    Amortization of goodwill, other intangibles
     and organization expenses                                    300,465          106,604
    Deferred tax asset                                                 --           27,344
    Deferred tax liability                                          5,135          (27,344)
    Changes in operating assets and liabilities,
     net of effect of purchases of subsidiaries:
        Cash and cash equivalents-brokerage
         fiduciary funds                                         (288,992)            8,729
        Accounts receivable                                        55,917           163,339
        Prepaid expenses                                          195,119           (18,463)
        Other assets                                               24,937          (299,911)
        Net premiums payable-insurance companies                  347,014           102,427
        Accounts payable and accrued expenses                     (33,297)          (13,589)
        Other liabilities                                         (10,072)           (7,094)
                                                                 --------           -------
Net cash provided by operating activities                         211,730           135,472

INVESTING ACTIVITIES
Notes receivable, net                                             (78,169)         (164,041)
Purchases of property and equipment                              (157,878)         (191,864)
Purchase of customer list                                         (63,368)               --
Purchase of subsidiary, net of cash acquired                           --           (31,977)
                                                                 --------           -------
Net cash used in investing activities                            (299,415)         (387,882)


             ANCHOR PACIFIC UNDERWRITERS, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

                                                           Nine Months
                                                        Ended September 30
                                                     --------------------------
                                                        1995           1994
                                                     -----------    -----------
                                                     (unaudited)    (unaudited)
FINANCING ACTIVITIES
Debt:
   Borrowings                                          1,089,545             --
   Repayment                                            (946,944)      (118,172)
   Capital leases payments                               (46,610)            --
Proceeds from issuance of common stock                        33             --
Net payments on amounts due on acquisitions              (44,914)        12,637
                                                      ----------      ---------
Net cash provided by (used in) financing activities       51,110       (105,535)
                                                      ----------      ---------
Net decrease in cash                                     (36,575)      (357,945)
Cash and cash equivalents-corporate funds
 at beginning of period                                  384,102        943,130
                                                      ----------      ---------
Cash and cash equivalents-corporate funds
 at end of period                                     $  347,527     $  585,185
                                                      ----------      ---------
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
   Interest                                           $  113,677     $    8,566
                                                      ----------      ---------
   Income taxes                                       $    5,600     $   12,300
                                                      ----------      ---------
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
 AND FINANCING ACTIVITIES
Increase in goodwill and liabilities as a result of
 purchase price adjustments related to the
 merger with PKW                                      $  104,542      $      --
                                                      ----------      ---------
Decrease in goodwill and shareholders'
 equity related to cancellation of stock
 issued in conjunction with PKW merger                $  310,890      $      --
                                                      ----------      ---------
Increase in intangible assets and notes payable,
 related to the purchase of customer list             $  140,395      $      --
                                                      ----------      ---------

              ANCHOR PACIFIC UNDERWRITERS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

                               SEPTEMBER 30, 1995

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Anchor Pacific Underwriters, Inc. and its subsidiaries ("Anchor") have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in Anchor's Annual Report on Form 10-K for the year ended December 31, 1994.

NOTE 2 - ACQUISITIONS

On January 6, 1995, Anchor merged with System Industries, Inc. ("System"). For accounting purposes, the merger has been treated as a recapitalization of Anchor with Anchor as the acquirer (reverse acquisition). The historical financial statements prior to January 6, 1995 are those of Anchor. These historical financial statements have been restated to give effect to this recapitalization. Upon consummation of this merger, shareholders of System received one share of Anchor Common Stock and one Warrant to purchase one share of Anchor Common Stock for every 42.3291 shares of issued and outstanding System Common Stock. As a result of the merger, Anchor became a public company. In February 1995, Anchor acquired certain third party administration accounts from a company located in Stockton, California at a preliminary purchase price of approximately $204,000 (which reflects a $50,000 cash payment and a discounted future income stream) with an additional $55,000 of stock consideration to be determined.

The results of operations from these accounts are included in Anchor's consolidated financial statements from the date of purchase.

Although Anchor is engaged in discussions with third parties regarding potential acquisitions, as of November 8, 1995, it did not have any binding agreements with respect to acquisitions. No assurances can be given with respect to the likelihood, or financial or business effect, of any possible future acquisition.

NOTE 3 - CONTINGENCIES

Anchor is subject to certain legal proceedings and claims arising in connection with its business. It is management's opinion that the resolution of these claims will not have a material effect on Anchor's consolidated financial position. On October 13, 1995, Putnam, Knudsen & Wieking, Insurance Brokers ("PKW"), a subsidiary of Anchor reached an agreement to settle a lawsuit, CARE CONVALESCENT AMBULANCE, INC., A CALIFORNIA CORPORATION
V. PUTNAM, KNUDSEN & WIEKING, INC., A CALIFORNIA CORPORATION, ET AL., brought in the Superior Court of Orange County in 1993. In this suit, a former client claimed that PKW acted negligently when, as agent, it wrote liability insurance with an insurance carrier that was subsequently declared insolvent.
 Under the settlement terms PKW, without admitting any liability as part of the settlement agreement, will pay on or before February 15, 1996, a total payment of $50,000.

NOTE 4 - CONVERTIBLE SUBORDINATED DEBENTURES

Anchor is seeking to raise up to $750,000 in short-term financing to supplement its working capital by selling 10% Convertible Subordinated Debentures (the "Debentures") to members of its Board of Directors and a limited number of other sophisticated investors. As of November 8, 1995, Anchor has raised $310,000 from the sale of Debentures to seven members of the Board of Directors of Anchor and a limited number of other sophisticated investors. The basic terms of the Debentures are: (a) 10% interest per annum; (b) two year maturity; (c) conversion price of $1.35 in the first year and $1.65 in the second year; (d) "piggyback" registration rights for three years; (e) subordination provisions that subordinate the Debentures to Anchor's "Senior Debt" (as defined in the Debenture); and (f) provisions that permit Anchor to redeem the Debentures at par at any time.

NOTE 5 - ADJUSTMENT OF PKW PURCHASE PRICE

In October 1994, Anchor acquired PKW. In connection with the acquisition, Anchor issued 120,077 shares of its common stock at a value determined to be $12.50 per share (which were converted into 1,200,770 shares, having a value of $1.25 per share, upon consummation of the System merger) to the former shareholders of PKW. Two of the former shareholders of PKW are members of the Board of Directors of Anchor. Subsequent to the PKW acquisition certain contingencies regarding PKW's operations caused Anchor to negotiate and secure an adjustment to the purchase price paid for PKW. As a result, the former PKW shareholders have returned to Anchor 248,710 shares of Anchor's common stock that were issued in connection with the PKW acquisition. The return of shares has resulted in a reduction of : (a) shareholders' equity totaling $310,890; (b) the number of outstanding shares of Anchor's common stock by 248,710; and (c) future amortization expenses related to the PKW acquisition.

NOTE 6 - SUBLEASE LIABILITY

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

RESULTS OF OPERATIONS -- NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

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

   Fluctuations in premiums charged by insurance companies materially affect commission revenues. During the last five years, the property and casualty insurance industry has experienced a "soft market" where the underwriting capacity of insurance companies expanded, stimulating an increase in competition and a decrease in premium rates, thereby reducing related commissions and fees. Although the Company has seen modest premium increases during the first nine months of 1995, the prospect of continued rate increases remains uncertain. In addition to the soft market, recent workers' compensation reform in California has had the effect of reducing workers' compensation insurance premiums and, consequently, reducing commissions generated by the sale of related insurance products. Anchor believes that revenues generated from anticipated future growth and continued diversification of its business will substantially offset any loss of revenues that results from workers' compensation reform.

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

REVENUES

   TOTAL REVENUES. Total revenues for the nine months ended September 30, 1995 were $6,724,673, an increase of $2,831,959, or 72.8%, over 1994 third quarter revenues. The increase resulted primarily from the inclusion of the operations of PKW and BRI for the nine month period ended September 30, 1995. Anchor's revenues vary from quarter to quarter as a result of the timing of policy renewals and net new/lost business production, whereas expenses are fairly uniform throughout the year.

   Commissions and fees make up substantially all of Anchor's revenues. The following table sets forth the percentages of Anchor's revenues attributable to insurance brokerage services (for which commissions are generated), and third party administration and underwriting and risk analysis services (for which fees are generated), for the nine months ended September 30, 1995 and 1994. Also included is the percentage of revenues generated from premium finance activities.

   Nine Months Ended September 30       1995        1994
                                        ----        ----
              Insurance Brokerage        40%         21%
       Third Party Administration        59          78
                Premium Financing         1           1
                                        ----        ----
                            Total       100%        100%
                                        ----        ----

   COMMISSIONS. Commissions are reported net of sub-broker commissions and generally are recognized as of the effective date of the insurance policy except for commissions on installment premiums which are recognized periodically as billed. Commissions for the first nine months of 1995 were $2,670,570, an increase of $1,848,370, or 224.8%, over $822,200 of commissions for the first nine months of 1994. The acquisition of PKW accounted for substantially all of the increase.

   FEES. Fees from Anchor's third party administration (including underwriting and risk analysis) services for the nine months ended September 30, 1995 were $3,941,899, an increase of $951,192, or 31.8%, over $2,990,707 in fees for the same period in 1994. The acquisition of BRI accounted for all of the increase.

   Fee revenues generated by Anchor in the first nine months of 1995 from third party administration services included revenues generated by Harden and BRI. A significant portion of BRI's fee revenues related to an insurance product underwritten by one insurance carrier, which currently is an A++ (superior) rated insurance carrier.

   Harden's third party administration revenues substantially relate to: (a) an insurance product underwritten by an insurance carrier, which currently is an A (excellent) rated insurance carrier; and (b) the administration of insurance programs underwritten by various insurance carriers for a number of self-insured employers. The insurance product referred to in subparagraph
(a) above accounted for approximately 62.8% of Harden's revenues (or approximately 25.0% of Anchor's total revenues) in the nine months ended September 30, 1995, and revenues related to the administration of self-insured programs accounted for 35.8% of Harden's revenues in such period. Self-insurance is a program in which a client assumes a manageable portion of its insurance risks, usually (although not always) placing the less predictable and larger loss exposure with an excess insurance carrier.

   The insurance company which offered the product that accounted for 62.8% of Harden's third party administration revenues in the first nine months of 1995 informed Harden that as a result of changes in its business strategy, it will discontinue offering such an insurance product by the end of 1995. On July 20, 1995, Harden obtained a binding commitment from an A++ (Superior) rated insurance carrier to underwrite the risk and provide a replacement product as of October 1, 1995. Management anticipates an orderly transition to the new carrier. However, the change to the new carrier does not guarantee that revenue will be maintained at the same level.

   INTEREST INCOME. Interest income consists of interest earned on insurance premiums and other funds held in fiduciary accounts and interest earned on investments. Interest income was $103,883 and $58,775 for the nine months ended September 30, 1995 and 1994, respectively. The increase in interest income in the first nine months of 1995, as compared to 1994, resulted primarily from the assumption of insurance premiums and other funds held in fiduciary accounts in connection with the acquisition of PKW and BRI and higher interest rates.

   EXPENSES

   TOTAL EXPENSES. Total operating expenses for the nine months ended September 30, 1995 were $6,775,242, an increase of $2,975,393, or 78.3%, over the operating expenses for the same period in 1994. The increase resulted primarily from the inclusion of approximately $1,909,863 of operating expenses for PKW, and $922,465 for BRI, in Anchor's consolidated financial statements.

   EMPLOYEE COMPENSATION AND BENEFITS. Employee compensation and benefits for the nine months ended September 30, 1995 were $4,468,034, an increase of $1,969,361 or 78.8%, over the same period in 1994. The acquisitions of PKW and BRI had the effect of increasing employee compensation and benefits by approximately $1,883,612. The remaining increase related primarily to expansion of existing operations.

   SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $2,307,208 and $1,301,176 for the nine months ended September 30, 1995 and 1994, respectively. The $1,006,032, or 77.3%, increase in the first nine months of 1995, as compared to the same period in 1994, resulted primarily from the acquisitions of PKW and BRI. Other operating expenses include rent, travel, insurance, postage, telephone, supplies and other miscellaneous expenses.

   INTEREST EXPENSE. Interest expense was $113,677 and $8,566 for the nine months ended September 30, 1995 and 1994, respectively. The increase in interest expense in 1995, as compared to 1994, resulted primarily from the assumption of existing debt in connection with the acquisition of PKW, an increase in outstanding borrowings on Anchor's existing line of credit and accrued interest on the 10% Convertible Subordinated Debentures.

   AMORTIZATION OF GOODWILL AND OTHER INTANGIBLES. Goodwill represents the excess of the cost of acquisitions over the fair value of net assets acquired, net of purchase price adjustments, which were recorded during the allocation period subsequent to the acquisition date. Other intangibles include covenants not to compete, customer lists and other contractual rights. Amortization of goodwill and other intangibles was $300,465 and $106,604 for the nine months ended September 30, 1995 and 1994, respectively. As a result of Anchor's acquisitions of PKW and BRI, amortization of goodwill and other intangibles increased significantly in 1995 over 1994.

   NONRECURRING EXPENSES

   During the first quarter of 1995, Anchor incurred nonrecurring expenses of $204,209 for costs related to professional services associated with merger and acquisition activities. The transaction with System did not generate any new proceeds from which the professional fees could be deducted.

   INCOME TAXES

   Anchor's expense for income taxes was $4,800 and $10,695 for the nine months ended September 30, 1995 and 1994, respectively. This $4,800 expense represents the minimum annual required tax payment due.

RESULTS OF OPERATIONS - QUARTERS ENDED SEPTEMBER 30, 1995 AND 1994

   REVENUES

   TOTAL REVENUES. Total revenues for the three months ended September 30, 1995 were $2,224,604, an increase of $769,901, or 52.9%, over 1994 third quarter revenues. The increase resulted primarily from the inclusion of the operations of PKW and BRI for the three month period ended September 30, 1995.

   COMMISSIONS.. Commissions for the third quarter of 1995 were $873,218, an increase of $588,373, or 206.6%, over $284,845 of commissions for the third quarter of 1994. The acquisition of PKW accounted for substantially all of the increase.

   FEES. Fees from Anchor's third party administration (including underwriting and analysis) services for the three months ended September 30, 1995 were $1,308,070, an increase of $164,220, or 14.4%, over $1,143,850 in fees for the same period in 1994. The acquisition of BRI accounted for all of the increase.

   INTEREST INCOME. Interest income was $42,146 and $17,754 for the three months ended September 30, 1995 and 1994, respectively. The increase in interest income in the third quarter of 1995, as compared to 1994, resulted primarily from the assumption of insurance premiums and other funds held in fiduciary accounts in connection with the acquisition of PKW and BRI and higher interest rates.

   EXPENSES

   TOTAL EXPENSES. Total operating expenses for the three months ended September 30, 1995 were $2,239,475, an increase of $800,038, or 55.6%, over the operating expenses for the same period in 1994. The increase resulted primarily from the inclusion of the third quarter operating expenses of PKW, totaling approximately $586,597, and BRI, totaling $103,642, in Anchor's consolidated financial statements.

   EMPLOYEE COMPENSATION AND BENEFITS. Employee compensation and benefits were $1,454,431 and $1,051,384 for the three months ended September 30, 1995 and 1994 respectively. The $403,047, or 38.3%, increase in the third quarter of 1995 as compared to the same period in 1994, resulted primarily from the acquisitions of PKW and BRI.

   SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $785,044 and $388,053 for the three months ended September 30, 1995 and 1994, respectively. The $396,991, or 102.3%, increase in the third quarter of 1995, as compared to the same period in 1994, resulted primarily from the acquisitions of PKW and BRI.

   INTEREST EXPENSE. Interest expense was $39,876 and $2,894 for the three months ended September 30, 1995 and 1994, respectively. The increase in interest expense in 1995, as compared to 1994, resulted primarily from the assumption of existing debt in connection with the acquisition of PKW and an increase in outstanding borrowings on Anchor's existing line of credit.

   AMORTIZATION OF GOODWILL AND OTHER INTANGIBLES. Goodwill represents the excess of the cost of acquisitions over the fair value of net assets acquired, net of purchase price adjustments, which were recorded during the allocation period subsequent to the acquisition date. Other intangibles include covenants not to compete, customer lists and other contractual rights. Amortization of goodwill and other intangibles was $97,086 and $36,620, for the three months ended September 30, 1995 and 1994, respectively. As a result of Anchor's acquisitions of PKW and BRI, amortization of goodwill and other intangibles has increased significantly in 1995 over 1994.

   INCOME TAXES

   Anchor's expense for income taxes was $-0- and $2,120 for the three months ended September 30, 1995 and 1994, respectively. The minimum annual required tax payment due was reported during the first quarter of 1995.

LIQUIDITY AND CAPITAL RESOURCES

   Anchor's business is not capital intensive and Anchor historically has had
sufficient capital to meet its operating needs.   Anchor reported net cash
flows provided by operations of $211,730 for the nine months ended September 30, 1995, compared to $135,472 for the nine months ended September 30, 1994. Anchor anticipates that cash flow from operations and borrowing under its existing credit agreements will be sufficient to fund its current operating and capital expenditure requirements.

   Anchor, however, is seeking to raise up to $750,000 in short-term financing to supplement its working capital by selling 10% Convertible Subordinated Debentures (the "Debentures") to members of its Board of Directors and a limited number of other sophisticated investors. The basic terms of the Debentures are: (a) 10% interest per annum; (b) two year maturity;

(c) conversion price of $1.35 in the first year and $1.65 in the second year;
(d) "piggyback" registration rights for three years; (e) subordination provisions that subordinate the Debentures to Anchor's "Senior Debt" (as defined in the Debenture); and (f) provisions that permit Anchor to redeem the Debentures at par at any time. As of November 8, 1995, Anchor has raised $310,000 from the sale of Debentures to seven members of the Board of Directors of Anchor and a limited number of other sophisticated investors, and has received commitments for the purchase of an additional $40,000 principal amount of Debentures from additional sophisticated investors.

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

   Capital and certain acquisition related expenditures (not including expenditures related to the acquisition of BRI and PKW, or the System merger) were $361,641 and $191,864 for the nine months ended September 30, 1995 and 1994, respectively. The increase in such expenditures in the first nine months of 1995, as compared to 1994, related primarily to the acquisition of certain third party administration accounts from a company located in Stockton, California. In addition to such expenditures, Anchor made several significant expenditures in the first quarter of 1995 related primarily to professional services associated with the System merger and the PKW and BRI acquisitions.

   Short-term debt and other liabilities at September 30, 1995, totaling in the aggregate $2,236,750 (as compared to $1,744,832 at December 31, 1994) consisted of: (a) $925,000 outstanding under a $1,000,000 revolving line of credit maintained by Anchor with a regional San Francisco Bay Area bank; (b) $200,000 outstanding under a $500,000 line of credit maintained by Anchor with an additional regional San Francisco Bay Area bank; (c) approximately $300,000 of future fixed payments under a consulting agreement entered into with a company affiliated with the former shareholders of BRI; (d) $300,000 representing the current portion of obligations with regard to certain real property leased by PKW prior to its acquisition by Anchor and relocation to Anchor's executive offices; and (e) $512,000 for certain other current liabilities.

   On October 25, 1995 the $1,000,000 line of credit expired. The bank has extended the line of credit to December 18, 1995. Management and the bank are currently in discussions to extend the line of credit to April 24, 1996. The line of credit currently requires Anchor to maintain shareholders' equity of at least $800,000. Anchor's shareholders' equity at September 30, 1995 was $1,885,779. The $500,000 unsecured line of credit, expires on July 30, 1996; replaces an earlier $200,000 line of credit which expired on November 5, 1995, and was secured by the net commission portion of PKW's accounts receivable and equipment and general intangibles. The interest rate on the $1,000,000 line of credit is equal to the lending bank's prime rate, and on the $500,000 line of credit is equal to the lending bank's prime rate plus 1-1/4%.

   In early 1995, the bank that provided Anchor with the $1,000,000 line of credit provided Anchor with $125,000 of equipment financing. Also, during 1995, Anchor has borrowed an additional $500,000 on its $1,000,000 line of credit, such that the outstanding balance on that line at November 8, 1995
was $975,000.   Anchor's borrowings in 1994 and 1995 under its $1,000,000
line of credit related primarily to payment of: (a) the purchase price for BRI; (b) a portion of the nonrecurring expenditure with respect to the System merger; and (c) a portion of Anchor's contribution of approximately $945,000 to PKW and BRI as working capital.

   Long-term liabilities, less the current portion discussed above, totaling $1,312,359 at September 30, 1995 (as compared to $1,471,723 at December 31,
1994), primarily consisted of: (a) approximately $402,000 of future fixed payments under the consulting agreement mentioned above with a company affiliated with the former shareholders of BRI; (b) approximately $527,000 representing the long-term portion of obligations with regard to certain real property leased by PKW prior to its acquisition by Anchor and relocation to Anchor's executive offices; and (c) approximately $383,359 for certain other long-term liabilities. In May 1995, PKW entered into a sublease with respect to 82% of PKW's prior office space. The sublease expires on September 30, 1997 (unless extended by the subtenant through November 30, 1999, the date on which the term of the master lease expires) and requires PKW to provide a multi-year rent subsidy. The amounts classified as short and long-term liability with respect to the PKW lease reflect such subsidy and are based upon the assumptions that (a) the subtenant will exercise its option to extend the lease through 1999; and (b) the remaining 18% of such office space will not be subleased. Management believes, however, that it will sublease the remaining space, in which case the related liability may be reduced.

   Anchor has not paid cash dividends in the past and does not expect to pay cash dividends in the foreseeable future.

ADJUSTMENT OF PKW PURCHASE PRICE

   In October 1994, Anchor acquired PKW. In connection with the acquisition, Anchor issued 120,077 shares of its common stock at a value determined to be $12.50 per share (which were converted into 1,200,770 shares, having a value of $1.25 per share, upon consummation of the System merger) to the former shareholders of PKW. Two of the former shareholders of PKW are members of the Board of Directors of Anchor. Subsequent to the PKW acquisition certain contingencies regarding PKW's operations caused Anchor to negotiate and secure an adjustment to the purchase price paid for PKW. As a result, the former PKW shareholders have returned to Anchor 248,710 shares of Anchor's common stock that were issued in connection with the PKW acquisition. The return of shares has resulted in a reduction of : (a) shareholders' equity totaling $310,890; (b) the number of outstanding shares of Anchor's common stock by 248,710; and (c) future amortization expenses related to the PKW acquisition.

STRATEGY

   Anchor's strategy is to strengthen its core health insurance and property and casualty (including workers' compensation) insurance businesses by: (a) continuing to target selected insurance industry markets defined by industry type, geographic location and consumer demographics; (b) establishing new products and services; and (c) seeking to acquire and integrate compatible insurance brokerage and administration businesses in the Western United States. In connection with this strategy, Anchor regularly considers acquisition opportunities. To date, acquisitions by Anchor have ranged from relatively small acquisitions of insurance brokerage and administration accounts to larger acquisitions of insurance brokerage companies, such as PKW, and third party administrators, such as BRI. Anchor expects to continue to pursue appropriate acquisition opportunities, and believes that its recent merger with System greatly enhances its ability to make acquisitions and continue its expansion strategy. Although Anchor is engaged in discussions with third parties regarding potential acquisitions, as of November 8, 1995, it did not have any binding agreements with respect to acquisitions. No assurances can be given with respect to the likelihood, or financial or business effect, of any possible future acquisition.

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

PKW, together with several other entities, had been named as a defendant in a lawsuit filed in 1993 entitled CARE CONVALESCENT AMBULANCE, INC., A CALIFORNIA CORPORATION V. PUTNAM, KNUDSEN & WIEKING, INC., A CALIFORNIA CORPORATION, ET AL. On October 13, 1995, PKW reached an agreement to settle this lawsuit. Reference is made to Page 8, Note 3 -Contingencies, above, and to Item 3, Legal Proceedings, in Anchor's Annual Report on Form 10-K for the year ended December 31, 1994.

ITEM 2.  CHANGES IN SECURITIES

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A.  Exhibits

   10.1 Settlement Agreement and Mutual Release dated August 22, 1995 between Anchor and Donald B. Putnam, James P. Wieking, Ronald J. Marengo, Gary
         N. Lewis, Edward Wieking, and Robert Moser.

   27   Financial Data Schedule

B.  Reports on Form 8-K

On August 29, 1995, Anchor filed Form 8-K/A-2 amending Item 7 of its Form 8-K filed with the Commission on January 13, 1995, as amended by Anchor's form 8-K/A-1 filed with the Commission on March 23, 1995, by attaching certain revised financial statements as exhibits to such document.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Anchor has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         ANCHOR PACIFIC UNDERWRITERS, INC.


Date: November 8, 1995                   /s/ JAMES R. DUNATHAN
                                         -------------------------------------
                                         James R. Dunathan,
                                         President and Chief Executive Officer


Date: November 8, 1995                   /s/ EARL WIKLUND
                                         -------------------------------------
                                         Earl Wiklund,
                                         Senior Vice President and
                                         Chief Financial Officer