Form 10-K405
period 1995-12-31
ANCHOR PACIFIC UNDERWRITERS INC
filed 1996-03-29
CIK 317781

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                      FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the fiscal year ended: December 31, 1995
                                          or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from _________ to __________

                            Commission file number: 0-9628

                          ANCHOR PACIFIC UNDERWRITERS, INC.
                (Exact name of registrant as specified in its charter)

         Delaware                                  94-1687187
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
 incorporation or organization)

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   [X]Yes         [  ] No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 19, 1996 was $3,646,175.

         As of March 19, 1996, the Registrant had 3,674,501 shares of common stock outstanding.

                         DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Proxy Statement to be mailed to stockholders in connection with the Registrant's 1996 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.
                             Exhibit Index is on page 17

                                       PART I

ITEM 1.  BUSINESS

SUMMARY

         Anchor Pacific Underwriters, Inc. is a Delaware holding company that is primarily engaged in insurance brokerage and administration through its five direct and indirect wholly-owned subsidiaries listed in the chart below. Anchor Pacific Underwriters, Inc. and its subsidiaries are collectively referred to as "Anchor" unless the context otherwise requires.

                                  ANCHOR PACIFIC UNDERWRITERS, INC.
                                      (a Delaware corporation)
                                           Holding Company

         HARDEN & COMPANY            PUTNAM, KNUDSEN & WIEKING         ANCHOR PACIFIC PREMIUM
     INSURANCE SERVICES, INC.        (a California corporation)           FINANCE COMPANY
    (a California corporation)           Property & Casualty         (a California corporation)
 Employee Benefits Administrator              Insurance                 Property & Casualty
      Group Health Insurance         Targeted Industry Brokerage         Premium Financing


   BENEFIT           PLANNED
RESOURCES, INC.      BENEFITS
 (an Arizona      SERVICES, INC.
 corporation)      (an Arizona
   Employee        corporation)
   Benefits         Insurance
 Administrator      Brokerage
 Group Health
  Insurance


         Anchor provides the following services to private sector small and middle market companies, groups, trusts, associations, government agencies and individual consumers: (a) insurance brokerage; (b) third-party claims administration, employee benefits consulting, underwriting and risk analysis; and (c) insurance premium financing. Anchor offers its customers, as agent, broker or administrator, a range of products and services tailored to the specific needs of such customers.

         Anchor markets the products and services of more than 50 commercial insurance companies and over a dozen managed care and preferred provider organizations. The marketing of products and services is carried out through 16 direct sales representatives and over 500 independent insurance brokers. Anchor's customer base is in the Western United States, primarily in California and Arizona. For the fiscal year ended December 31, 1995, Anchor generated $8.6 million in revenues.

         The principal executive offices of Anchor are located approximately 30 miles east of San Francisco, California, at 1800 Sutter Street, Suite 400, Concord, California 94520.

HISTORY

         Anchor was organized in 1986 as a California general partnership for the specific purpose of acquiring Harden & Company Insurance Services, Inc., a third-party employee benefits administrator ("Harden"), from Alex Brown Financial Group. Anchor was reorganized as a California corporation in March 1987. Since its inception, Anchor has expanded its insurance and financial service capabilities through internal growth as well as a series of acquisitions.

         From 1986 through 1990, Anchor, through Harden, focused on providing administrative services for group insurance benefit plans. In 1990, Anchor began to diversify its business by providing property, casualty and workers' compensation insurance products and services, and offering market studies and program analyses for certain non-profit associations who had endorsed Anchor's products.

         From 1990 through 1992, Anchor expanded its property and casualty business by: (a) acquiring certain assets, including insurance brokerage accounts, from four property and casualty brokerage firms; and (b) organizing Anchor Pacific Premium Finance Company, a California corporation ("APPFCO"), to complement its property and casualty business by providing premium financing to Anchor's clients. Anchor continued its expansion strategy by acquiring Benefit Resources, Inc. ("BRI") in August 1994, Putnam, Knudsen & Wieking, Inc. ("PKW") in October 1994, certain third party administration accounts from Dutcher Insurance Agency, Inc. ("Dutcher") in February 1995, and R. L. Ferguson Agency ("RLF") in March 1996. The acquisition of Dutcher and RLF accounts were not significant to Anchor. Anchor expects to continue to explore expansion opportunities.

         On January 6, 1995, System Industries, Inc. ("System"), a Delaware corporation that filed a petition for protection under Chapter 11 of the United States Bankruptcy Code in November 1993, and Anchor Pacific Underwriters, Inc. ("Old Anchor"), a private California corporation consummated a merger (the "System Merger"). Pursuant to the System Merger: (a) Old Anchor merged with and into System, with System being the surviving entity; (b) System was renamed "Anchor Pacific Underwriters, Inc." (as so renamed, "Anchor"); (c) Old Anchor shareholders received Common Stock equal to 90% of the outstanding shares of Anchor's Common Stock; (d) former shareholders of System retained 5% of the outstanding shares of Anchor's Common Stock and certain creditors of System received the remaining 5% of such shares; (e) former shareholders and creditors of System received one warrant (the "Warrant") for each share of Anchor's Common Stock held by them immediately following consummation of the System Merger, which Warrant entitles the holder thereof to purchase, for a period of one year ending January 6, 1996, and subsequently extended to January 6, 1997, one share of Anchor's Common Stock at a purchase price of $3.00 per share; and (f) the directors and executive officers of Old Anchor became the directors and executive officers of Anchor. In addition, effective upon consummation of the System Merger, Anchor no longer engaged in the computer storage management business (which was System's pre-merger/pre-bankruptcy line of business). Rather, Anchor is engaged in the insurance brokerage and administration business (which was Old Anchor's pre-Merger line of business).

         Historical information regarding System has not been provided because:
(a) following the filing of its bankruptcy petition in November 1993, System essentially ceased operations; (b) in December 1993, System sold substantially all of its assets; and (c) upon consummation of the System Merger, System changed its name to Anchor and began engaging in the pre-Merger business of Old Anchor. Consequently, historical information regarding System is not meaningful to the continued operations of Anchor.

OPERATIONS

         INSURANCE BROKERAGE

         Anchor engages in the insurance brokerage business primarily through PKW, which offers property and casualty, health, life, disability, workers' compensation and other insurance products and services to middle market companies and individual consumers. PKW acts as an agent on behalf of insurers and other intermediaries in soliciting, negotiating and effecting contracts of insurance, and as a broker in procuring contracts of insurance on behalf of insureds.

         As an insurance agent and broker, PKW derives income from the sale of insurance products and services and the receipt of commissions generated therefrom. Commissions, which generally are based on a percentage of gross premiums, and contingent commissions, which are generally based on the insurance carriers underwriting profits derived over a given period of time, can vary substantially within the insurance industry. These commissions depend on a number of factors, including the type of insurance, the amount of the premium, the insurance carrier's loss experience with respect to policies placed by Anchor, and the scope of the services that Anchor renders. Anchor derived 40%, 27% and 25% of its revenues in 1995, 1994 and 1993, respectively, from its insurance brokerage activities.

         THIRD-PARTY CLAIMS ADMINISTRATION AND EMPLOYEE BENEFITS CONSULTING

         Anchor, primarily through Harden and BRI, engages in designing, implementing, and administering health benefit plans for employer groups of various sizes. Administration services provided by Harden and BRI include receiving and managing employer plan contributions and/or premium payments, monitoring employee and dependent eligibility, preparing required government and tax reports, handling day-to-day administration, reviewing and analyzing claims data for coverage, and managing the claims settlement process. Anchor, through Harden and BRI, also helps develop insurance products and services tailored to the specific needs of the particular client, provides risk analysis, determines appropriate benefit and funding levels for particular insurance programs, and conducts loss control and cost studies for insurance companies and self-insured employers. As compensation for its claims administration services, Harden and BRI generally receive fees based on a percentage of premium collected, or on a per capita basis. Anchor derived 60%, 72% and 74% of its revenues in 1995, 1994 and 1993, respectively, from its third-party administration activities.

         Fee revenues generated by Anchor in 1995 from third-party administration services included revenues generated by Harden and BRI. A significant portion of BRI's fee revenues related to an insurance product underwritten by one insurance carrier, which currently is an A+ (Superior) rated insurance carrier.

         Harden's third-party administration revenues related to: (a) an insurance product underwritten by two insurance carriers, which currently are A (Excellent) and A+ (Superior) rated insurance carriers; and (b) the administration of insurance programs underwritten by various insurance carriers for a number of self-insured employers. The insurance product referred to in subparagraph (a) above accounted for approximately 60.6% of Harden's revenues (or approximately 25.1% of Anchor's total revenues) in 1995, and revenues related to the administration self-insured programs accounted for 38.0% of Harden's revenues in 1995. Self-insurance is a program in which a client assumes a manageable portion of its insurance risks, usually (although not always) placing the less predictable and larger loss exposure with an excess insurance carrier.

         The insurance company which offered the product that accounted for 65% of Harden's third-party administration revenues in 1994 had informed Harden that as a result of changes in its business strategy, it would discontinue offering such an insurance product by the end of 1995. On July 20, 1995, Harden obtained a binding commitment from an A+ (Superior) rated insurance carrier to underwrite the risk and provide a replacement product as of October 1, 1995. Although management anticipates an orderly transition to the new carrier, such a transition often causes clients to reevaluate their insurance needs, or alternatively, the client may not satisfy the new insurance carrier's underwriting requirements. Consequently there usually is a short term net loss of clients. In this regard, subsequent to December 31, 1995, one client who represented approximately 9% of Harden's 1995 revenues, has been advised by the new carrier that it does not meet its underwriting standards. The loss of this business will impact Harden's, and to a lesser extent, Anchor's 1996 revenues.

         INSURANCE PREMIUM FINANCING

         Anchor, through APPFCO, provides insurance premium financing services primarily to property and casualty clients of PKW. During 1995, Anchor derived less than 1% of its revenues from its insurance premium financing activities as compared to 1% in 1994 and 1993. This reduction in revenue was due primarily to Anchor's placing its premium financing activities through other financing facilities that were more competitively advantageous to the client.

RECENT DEVELOPMENTS/BUSINESS STRATEGY

         Since its inception in 1986, Anchor has grown from a single-state, single-product company, to a diversified, multi-state organization. A significant portion of such growth was achieved through the acquisition of existing third-party administrators and insurance brokerage companies and the subsequent expansion of such entities. Anchor's strategy is to strengthen its core health insurance and property and casualty (including workers' compensation) insurance businesses by: (a) continuing to develop specialized affiliated business units that target selected insurance industry market segments defined by industry type, geographic location and consumer demographics; (b) establishing new products and services; and (c) seeking to acquire and integrate compatible insurance brokerage and administration businesses in the Western United States. Effective March 1, 1996, APU acquired the R. L. Ferguson Insurance Agency ("RLF") located in Walnut Creek, California. RLF merged into Anchor's insurance brokerage business, PKW, located in Concord, California. Although Anchor has had preliminary discussions with a number of other potential acquisition candidates, as of March 19, 1996, it did not have any binding agreements with respect to acquisitions.

EMPLOYEES

         As of March 19, 1996, Anchor and its subsidiaries employed approximately 129 full-time employees. None of its employees is presently represented by a union or covered by a collective bargaining agreement. Anchor believes its employee relations are good.

REGULATION

         The activities of Anchor that are related to insurance brokerage, agency services and third-party administration are subject to licensing and regulation by the jurisdictions in which it conducts such activities. In addition to regulatory requirements applicable to Anchor, most jurisdictions require that individuals engaged in insurance brokerage and agency activities be personally licensed. As a result, a number of Anchor's employees are so licensed. Anchor's operations depend on the validity of and its continued good standing under the licenses and approvals pursuant to which it operates. Licensing laws and regulations vary from jurisdiction to jurisdiction. In all jurisdictions, the applicable licensing laws and regulations are subject to amendment or interpretation by regulatory authorities. Such authorities generally are vested with broad discretion as to the granting, renewing, and revoking of licenses and approvals.

         Recent legislation concerning regulations applicable to insurance carriers with which Anchor conducts business, may indirectly affect Anchor's business. One significant legislative change, the 1994 workers' compensation reform in California, has had the effect of reducing workers' compensation insurance premiums, and, consequently, reducing commissions generated by the sale of related insurance products. Anchor believes that revenues generated from anticipated future growth and continued diversification of its business will substantially offset any future loss of revenues that result from this workers' compensation reform.

         Other significant legislative change could result from current health care reform debate and various related legislation being considered by Congress. Anchor believes that its expertise in two major elements of recent health care reform proposals (managed care and managed competition), combined with its strategy of serving middle market clients, makes it well positioned to operate effectively in a managed care and managed competition environment. Anchor also believes that in light of the political changes in Congress, the United States will experience incremental, rather than comprehensive, changes in health care regulations. It is not possible at this time, however, to predict the effect that any health care reform legislation will have on Anchor's business condition, liquidity, capital resources or operations.

COMPETITION

         The insurance brokerage and service business is highly competitive and there are many insurance brokerage and service organizations who actively compete with Anchor in every area of its business. Anchor competes directly with national insurance brokerages, insurance companies and health maintenance organizations that market their own products, through independent agencies, brokers, and third-party administrators, as well as with entities which self insure or sponsor other insurance programs. Many of these competitors are larger and have greater resources than Anchor. Anchor seeks to compete by specializing in specific market segments, developing specialty products for those markets, and maintaining relationships with consumers by providing personal service normally associated with small local businesses, together with the expertise, flexibility, and diversity of product that can only be provided by a larger broker. Anchor's claims administration operations compete with independent claims administration firms and with similar operations conducted by subsidiaries of large insurance companies and insurance brokerage companies.

ITEM 2.  PROPERTIES

         Anchor leases approximately 32,099 rentable square feet of office space at its executive offices at 1800 Sutter Street, Suite 400, Concord, California 94520. From November 1, 1994 through October 31, 1999, Anchor must pay rent of $1.40 per rentable square foot per month (approximately $44,939 per month), and from November 1, 1999 through October 31, 2004, Anchor must pay rent of $1.75 per rentable square foot per month (approximately $56,173 per month). Anchor also has been granted an option to lease additional office space at its executive offices in Concord.

         In addition to Anchor's leased space, PKW leases approximately 13,128 rentable square feet of office space in Oakland, California, and BRI leases approximately 7,200 rentable square feet of office space in Scottsdale, Arizona. PKW must pay rent of between $1.75 and $2.00 per rentable square foot per month under its lease, which expires on November 30, 1999, and BRI must pay rent of between $0.92 and $1.04 per rentable square foot per month under its lease, which expires on February 28, 1997. PKW relocated its offices in December, 1994 to Anchor's office space in Concord, California and subleased its offices in Oakland.

         In May, 1995, and December, 1995, PKW entered into subleases with respect to 82% and 10%, respectively, of PKW's prior office space in Oakland. The amounts classified as short and long-term liability with respect to the PKW leases reflect the shortfall between sublease income to be received and PKW's lease expense to be paid and are based upon the assumptions that: (a) the subtenant of the May, 1995, sublease will exercise their option to extend their lease through 1999; and (b) the remaining 8% of such office space will be subleased in 1997.

ITEM 3.  LEGAL PROCEEDINGS

         Anchor and its subsidiaries are parties from time to time to various lawsuits that have arisen in the normal course of business. Management is not aware of any lawsuits to which Anchor or its subsidiaries is currently a party or to which any property of Anchor or any of its subsidiaries is subject, which might materially adversely affect the financial condition or results of operations of Anchor, except as follows:

         PKW, together with several other entities, had been named as a defendant in a lawsuit filed in 1993 entitled Care Convalescent Ambulance, Inc., a California corporation v. Putnam, Knudsen & Wieking, Inc., a California corporation, et al. In this suit, a former client claimed that PKW acted negligently when, as agent, wrote liability insurance with an insurance carrier that was subsequently declared insolvent. On October 13, 1995, PKW, reached an agreement to settle said lawsuit. Under court approved settlement terms PKW, without admitting any liability, has paid full and final settlement payment of $50,000 in exchange for a complete release from all liability.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

EXECUTIVE OFFICERS OF THE REGISTRANT

         The Following information is provided regarding certain executive officers of Anchor and/or its subsidiaries.

NAME               AGE               POSITION HELD                HELD SINCE
--------------------------------------------------------------------------------
James R. Dunathan  59     President, Chief Executive Officer,        1987
                          and Director


Earl Wiklund       48     Senior Vice President, Chief Financial     1987
                          Officer, and Director


Lynn A. Boyd       51     President, Harden and BRI                  1996


Gerard J. Laurita  57     Chief Operating Officer, PKW               1996


Donald B. Putnam   63     Chairman of Executive Committee, PKW       1994
                          and Director

James P. Wieking   64     Executive Vice President of PKW, and       1994
                          Director


         JAMES R. DUNATHAN, President, Chief Executive Officer and a Director of Anchor, has over 35 years of experience in the insurance industry, including eight years as an officer of an Ohio insurance company, 12 years as President of an independent insurance holding company in Florida, seven years as Vice President and General Manager of an insurance system software vendor and several years as a sales and marketing consultant. He joined Harden in 1985 and initiated the formation of Anchor in late 1986. Mr. Dunathan served actively for 11 years as a member of the Board of Directors of the Professional Insurance Agents Association and as President of such Association from 1975 to 1976. His past industry activities include serving as the immediate past President and Board member of the Independent Administrators Association; highest award for achievement, Dale Carnegie Institute; Florida Insurance Study Commission (development of the Florida FAIR Plan) and the Florida Reparations Reform Committee (development of the Florida "No Fault" Law), both appointments made by Governor Reubin Askew in 1973; and Commodore and President, Anchorage Yacht Club, St. Petersburg, Florida. Currently Mr. Dunathan serves on the Business Leaders Alliance for Contra Costa County, appointed by the Board of Supervisors. His family has been active in the insurance industry for over 100 years.

         EARL WIKLUND, Senior Vice President, Chief Financial Officer and a Director of Anchor, is also Chief Executive Officer of the Harden and BRI subsidiaries and has over 25 years of experience in operation, administrative and financial management positions. Mr. Wiklund serves on the Executive Committees for Harden and BRI. Prior to joining Harden in 1984, his career included 10 years as Controller/Treasurer of a retail chain of 165 stores in five western states with $100 million in annual sales. In addition, he was Managing Director of a large statewide non-profit trade association, representing the interests of its members at the California State Legislature. He currently serves as Treasurer and a member of the Legislative Committee for the Independent Administrators Association as well as a member of the Board of Directors of such Association.

         LYNN A. BOYD, CLU, CHFC, President of Harden and BRI.  He joined
Harden in 1991 with over 25 years of experience in the group health insurance field. Mr. Boyd's career includes positions with Blue Cross, Clifton & Company, Curtis Day & Company and Sher Associates. His sales responsibilities at Harden primarily focus on the production of self-insured and large case fully insured accounts. Mr. Boyd also is responsible for general oversight and management of the Sales, Underwriting and Administration departments of Harden and BRI and serves on the Harden and BRI Executive Committees. He also currently serves on the Board of the Independent Administrators Association.

         GERARD J. LAURITA, Chief Operating Officer of PKW. An insurance professional with over 30 years on the "carrier" side of the business. He has performed functions and assumed responsibilities ranging from Commercial Underwriter, Sales Manager, Sales and Product Education and Division Vice President. His career has taken him through the carrier ranks with Merchant's Fire, U.S.F.&G., Safeco, Chubb, Fireman's Fund, and just prior to joining PKW, 15 years with American States. He also serves on the PKW Executive Committee.

         DONALD B. PUTNAM, CPCU, Director of Anchor, is Chairman of the Executive Committee of PKW. An insurance professional with over 38 years of experience, Mr. Putnam has been actively involved as a director or officer of many California insurance associations and served as Director of the National Association of Insurance Brokers (NAIB) and Intersure, an international affiliation of insurance brokers. He also recently served as Chairman of the NAIB- PAC. Mr. Putnam is a Business School graduate from the University of California, Berkeley.

         JAMES P. WIEKING, Director of Anchor, is the Executive Vice
President of PKW. He has been active in the insurance business for 39 years. Mr. Wieking was formerly the owner of Wieking Connolly & Associates in Oakland, which merged with PKW in 1983. Mr. Wieking has been involved in various civic and professional associations and has served as a Board member of the Pacific Network Group, the Independent Insurance Agents Association and the Advisory Board of the Summit Bank in Oakland. He is a graduate of the University of California, Berkeley. He also serves on the PKW Executive Committee.

                                       PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

         Prior to the consummation of the System Merger, Old Anchor was a privately held California corporation with approximately 63 shareholders. There was no established trading market for Old Anchor's Common Stock. As of March 19, 1996, there were 3,674,501 shares of Anchor's Common Stock outstanding, held by approximately 878 shareholders of record. As of March 19, 1996, there also were Warrants to purchase 391,242 shares of Common Stock of Anchor (the "Warrants") outstanding. The Warrants which were due to expire on January 6, 1996 have been extended to January 6, 1997, all other terms and conditions remain the same.

         Anchor's shares of Common Stock and Warrants are currently publicly traded on the OTC Bulletin Board (Symbol: APUX). After a trading market is established, Anchor expects to continue to pursue the listing of its shares on The Nasdaq Small Cap Market; however, there can be no assurance as to when or whether such shares will be so listed.

         Holders of Anchor Common Stock are entitled to such dividends as may be declared from time to time by the Board of Directors out of funds legally available therefor. Anchor has not paid any cash or stock dividends to date. Anchor does not expect to pay dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

    The following table sets forth certain historical information for Anchor which is based on, and should be read in conjunction with, Anchor's audited financial statements that are being filed as part of this report.

                       ANCHOR PACIFIC UNDERWRITERS, INC.
                            SELECTED FINANCIAL DATA
-------------------------------------------------------------------------------


                                      1995           1994           1993           1992           1991
                                     ----           ----           ----           ----           ----

Revenues 1/                     $  8,761,278    $  6,091,165   $  4,767,820   $  4,436,728    $  4,009,583

Income (Loss) before
other expenses, net 1/           $  (235,999)   $     63,349   $    232,674   $    174,567    $     54,734

Income (Loss)
Net                              $  (867,029)   $   (650,489)  $     (1,662)  $    (92,585)    $   111,061

Earnings (Loss) Per
Share 2/                         $     (0.23)   $      (0.22)  $      (0.01)  $      (0.03)    $      0.05

Weighted Average
Shares Outstanding 2/              3,819,605       3,022,658      2,715,918      2,690,588       2,440,348

Cash Flow From
Operations (Deficit)            $    178,590    $   (537,714)  $    345,909   $    289,780     $   314,464

Total Assets                    $ 12,732,433    $ 13,134,383   $  7,689,637   $  8,177,374     $ 6,524,617

Total Long-Term  Liabilities    $  2,412,852    $  1,656,269   $    514,651   $    720,302     $   275,506

Shareholders'
Equity                          $  1,563,032    $  2,740,463   $  1,889,987   $  1,870,023     $ 1,917,592



1/ Consistent with Anchor's audited financial statements set forth elsewhere in this Annual Report, both revenues and income (Loss) before other expenses, net, include interest income.

2/ Earnings (Loss) per share and weighted average shares outstanding have been retroactively restated to reflect effects of the 10 for 1 stock split effected January 6, 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BACKGROUND

         Anchor was organized in 1986 as a California general partnership for the specific purpose of acquiring Harden, a third-party employee benefits administrator. Anchor was reorganized as a private California corporation in March, 1987, and became a public reporting Delaware corporation on January 6, 1995 when it merged with System.

         Since its inception, Anchor has expanded its insurance and financial service capabilities through internal growth and a series of acquisitions. Anchor in August, 1994, acquired BRI, a third-party administrator located in Scottsdale, Arizona, in October, 1994, acquired PKW, a property and casualty insurance brokerage company located in Oakland, California, and in March, 1996, acquired RLF, a property and casualty insurance brokerage company located in Walnut Creek, California. The RLF acquisition is not significant to Anchor.
The acquisitions of these entities were accounted for using the purchase method of accounting. Anchor expects to continue to expand its insurance brokerage and administration businesses and to explore other complementary expansion opportunities.

         Historically, Anchor derived a majority of its revenues from third-party administration services. In light of its acquisition of PKW and the March 1, 1996 acquisition of RLF, Anchor expects to significantly increase the percentage of its revenues that are derived from property and casualty insurance brokerage activities.

RESULTS OF OPERATIONS -- YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

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

         Fluctuations in premiums charged by insurance companies may materially affect commission revenues. During the last seven years, the property and casualty insurance industry has experienced a "soft market" where the underwriting capacity of insurance companies expanded, stimulating an increase in competition and a decrease in premium rates, thereby reducing related commissions and fees. In addition, the soft market for property and casualty insurance workers' compensation reform in California has had the effect of reducing workers' compensation insurance premiums and, consequently, reducing commissions generated by the sale of related insurance products. Although some sources in the insurance industry have predicted future premium increases, the likelihood of rate increases in 1996 remains uncertain. Anchor believes that revenues generated from anticipated future growth and continued diversification of its business will offset weaknesses in the property and casualty market and any loss of revenues that may result from workers' compensation reform.

         Inflation may also impact commission revenues by, among other things, increasing property replacement costs and workers' compensation and liability claims, thereby causing some clients to seek higher levels of insurance coverage and pay higher premiums. During the past several years, the United States has experienced very low rates of inflation along with business downsizing, reduced sales and lower payrolls; these events have resulted in lower levels of exposure to insure. Because the United States has recently experienced limited inflationary pressures inflation has had minimal impact on insurance prices.

         Other factors, such as client uncertainty about the effect of health care reform, could also affect Anchor's business. Anchor believes, however, that its expertise in two major elements of health care reform proposals (managed care and managed competition), combined with its strategy of serving middle market clients, makes it well positioned to operate effectively in a managed care and managed competition environment. Anchor also believes that in light of the political changes in the United States Congress, the United States will experience incremental, rather than comprehensive, changes in health care regulations. It is not possible at this time to predict the effect that any health care legislation will have on Anchor's business condition or operations.

         Anchor is unaware of any current regulatory proposals that could have a material effect on its liquidity, capital resources or operations.

REVENUES

         TOTAL REVENUES. Total revenues for 1995 were $8,761,278, an increase of $2,670,113, or 43.8%, over 1994 revenues. The increase resulted primarily from the inclusion of the operations of PKW and BRI for the entire year in Anchor's consolidated financial statements. Anchor's revenues vary from quarter to quarter as a result of the timing of policy renewals and net new/lost business production, whereas expenses are fairly uniform throughout the year. Total revenues for 1994 were $6,091,165, an increase of $1,323,345, or 27.7%, over 1993 revenues of $4,767,820. The increase resulted primarily from the inclusion of the operations of PKW for the period October 1, 1994 through December 31, 1994, and BRI for the period August 1, 1994 through December 31, 1994, in Anchor's consolidated financial statements.

         Commissions and fees make up substantially all of Anchor's revenues. The following table sets forth the percentages of Anchor's revenues attributable to insurance brokerage services (for which commissions are generated), and third-party administration and underwriting and risk analysis services (for which fees are generated), for the three years ended December 31, 1995, 1994 and 1993. Also included is the percentage of revenues generated from premium finance activities.

 YEAR ENDED DECEMBER 31,            1995         1994         1993
 -----------------------            ----         ----         ----
Insurance Brokerage                  40%          27%          25%
Third-Party Administration           60           72           74
Premium Financing                     -            1            1
                                    ----         ----         ----
         Total                      100%         100%         100%
                                    ----         ----         ----
                                    ----         ----         ----

         Historically, Anchor derived a majority of its revenues from third-party administration services. In light of its acquisitions of PKW and RLF, Anchor expects to continue to experience an increase in the percentage of its revenues that are derived from insurance brokerage activities.

         COMMISSIONS. Commissions are reported net of sub-broker commissions and generally are recognized as of the effective date of the insurance policy except for commissions on installment premiums which are recognized periodically as billed. Commissions for 1995 were $3,422,314, an increase of $1,775,125, or 107.8%, over $1,647,189 of commissions for 1994. The acquisition of PKW accounted for all of the increase. Commissions for 1993 were $1,173,643. The higher commissions generated in 1994, as compared to 1993, were attributable primarily to the PKW acquisition which accounted for approximately $541,880 of the increase.

         Anchor expects that, in 1996, commission revenues generated from sales of workers' compensation insurance, which accounted for approximately 18% of commission revenues (or 7% of Anchor's total revenues) in 1995, might decrease as a result of workers' compensation reform in California. Anchor believes, however, that revenues generated from anticipated growth and continued diversification of its business will substantially offset any loss of revenues that result from workers' compensation reform.

         FEES. Fees from Anchor's third-party administration (including underwriting and risk analysis) services for 1995 were $5,186,302, an increase of $857,064, or 19.8%, over $4,329,238 in fees for 1994. The acquisition of BRI accounted for the majority of the increase. Fee revenues for 1993 were $3,488,063. The higher fee revenues for 1994, as compared to 1993, were attributable primarily to the acquisition of BRI.

         Fee revenues generated by Anchor in 1995 from third-party administration services consist of revenues generated by Harden and BRI. A significant portion of BRI's fee revenues in 1995 related to an insurance product underwritten by one insurance carrier, which currently is an A+ (Superior) rated insurance carrier.

         Harden's third-party administration revenues in 1995 related to: (a) an insurance product underwritten by two insurance carriers, which are A (Excellent) and A+ (Superior) rated insurance carriers; and (b) the administration of insurance programs underwritten by various insurance carriers for a number of self-insured employers. The insurance product referred to in subparagraph (a) above accounted for approximately 60.6% of Harden's revenues (or approximately 25.1% of Anchor's total revenues) in 1995, and revenues related to the administration self-insured programs described in sub-paragraph
(b), accounted for 38.0% of Harden's revenues in 1995. Self-insurance is a program in which a client assumes a manageable portion of its insurance risks, usually (although not always) placing the less predictable and larger loss exposure with an excess insurance carrier.

         The insurance company which offered the product that accounted for 65% of Harden's third-party administration revenues in 1994 informed Harden in early 1995, that as a result of changes in its business strategy, it would discontinue offering such an insurance product by the end of 1995. On July 20, 1995, Harden obtained a binding commitment from an A+ (Superior) rated insurance carrier to underwrite the risk and provide a replacement product as of October 1, 1995. Although management anticipates an orderly transition to the new carrier, such a transition often causes clients to reevaluate their insurance needs, or alternatively, the client may not satisfy the new insurance carrier's underwriting requirements. Consequently there usually is a short term net loss of clients. In this regard, subsequent to

December 31, 1995, one client who represented approximately 9% of Harden's 1995 revenues (or 3.7% of Anchor's consolidated revenues), has been advised by the new carrier that it does not meet its underwriting standards.

         INTEREST INCOME. Interest income consists of interest earned on insurance premiums and other funds held in fiduciary accounts and interest earned on investments. Interest income was $145,156, $112,411 and $86,035 in 1995, 1994 and 1993, respectively. The increase in interest income in 1995, as compared to 1994, as well as 1994 compared to 1993, resulted primarily from a larger amount of insurance premiums and other funds held in fiduciary accounts due to the acquisitions of PKW and BRI.

EXPENSES

         TOTAL EXPENSES. Total operating expenses for 1995 were $8,997,277, an increase of $2,969,461, or 49.3%, over 1994 operating expenses. The increase resulted primarily from the inclusion of the operating expenses of PKW, totaling approximately $1,747,949, and the operations of BRI, totaling $1,615,367, in Anchor's consolidated financial statements. For 1994, total operating expenses were $6,027,816, an increase of $1,492,670, or 32.9%, over operating expenses for 1993. The increase in operating expenses in 1994 over 1993 resulted primarily from the inclusion of the fourth quarter operating expenses of PKW, totaling $741,730, and the operations of BRI for the period August 1, through December 31, 1994, totaling $769,318, in Anchor's consolidated financial statements.

         EMPLOYEE COMPENSATION AND BENEFITS. Employee compensation and benefits for 1995 were $5,949,035, an increase of $2,027,793, or 51.7%, over 1994 employee compensation of $3,921,242. The acquisitions of PKW and BRI accounted for the majority of the increase in employee compensation and benefits. Employee compensation and benefits for 1993 were $2,847,922. The $1,073,320, or 37.6%, increase in such expenses for 1994, as compared to 1993, was principally due to acquisitions of PKW and BRI during 1994, with the remaining increase related primarily to expansion of existing operations.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $3,048,242, $2,106,574 and $1,687,224 in 1995, 1994 and 1993, respectively. The $941,668, or 44.7%, increase in 1995, as compared to 1994, resulted primarily from the acquisitions of PKW and BRI. The $419,350, or 24.8%, increase in 1994, as compared to 1993, resulted also primarily from the acquisitions of PKW and BRI. Other operating expenses include rent, travel, insurance, postage, telephone, supplies and other miscellaneous expenses.

         INTEREST EXPENSE. Interest expense was $161,769, $35,925 and $30,492 in 1995, 1994 and 1993, respectively. The increase in interest expense in 1995, as compared to 1994, resulted primarily from an increase in outstanding borrowings on Anchor's existing line of credit. The increase in interest expense in 1994, as compared to 1993, resulted primarily from the assumption of existing debt in connection with the acquisition of PKW and an increase in outstanding borrowings on Anchor's existing line of credit. Anchor expects that its interest expense will increase in 1996, as compared to 1995, due to larger outstanding borrowings.

         AMORTIZATION OF GOODWILL AND OTHER INTANGIBLES. Goodwill represents the excess of the cost of acquisitions over the fair value of net assets acquired. Other intangibles include covenants not to compete, customer lists and other contractual rights. Amortization of goodwill and other intangibles was $409,908, $256,149 and $203,345 in 1995, 1994 and 1993, respectively. As a result of Anchor's acquisitions of PKW and BRI, amortization of goodwill and other intangibles has significantly increased. A discussion of amortization is presented in Notes 2 and 5 of the Notes to Consolidated Financial Statements.

MERGER EXPENSES

         During the first quarter of 1995, Anchor incurred merger expenses of $221,220 for costs related to professional services associated with the System Merger.

INCOME TAXES

         Anchor's expense(credit) for income taxes was $4,800 in 1995, $4,800 in 1994 and $(19,749) in 1993. An analysis of Anchor's provision for income taxes is presented in Note 9 of the Notes to Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

         Anchor's business is not capital intensive and Anchor historically has had sufficient capital to meet its operating needs. Anchor reported net cash flows from operations of $178,590 for the twelve months ended December 31, 1995, compared to net cash flows (used in) operations of ($537,714) for the twelve months ended December 31, 1994. During 1996, Anchor expects to meet its operating and capital needs from cash flow derived from operations. It also anticipates borrowing under its existing credit agreements. Liquidity would be impaired if cash flow from operations were reduced or if existing credit lines were insufficient. To further supplement these funding sources Anchor is presently seeking new bank lines and, as described below, is seeking to raise up to $10 million from institutional investors.

         During 1995, Anchor raised $370,000 to supplement its working capital and capital expenditure requirements by selling 10% Convertible Subordinated Debentures (the "Debentures"). The basic terms of the Debentures are: (a) 10% interest per annum; (b) two year maturity; (c) conversion price of $1.35 in the first year and $1.65 in the second year; (d) "piggyback" registration rights for three years; (e) subordination provisions that subordinate the Debentures to Anchor's "Senior Debt" (as defined in the Debentures); and (f) provisions that permit Anchor to redeem the Debentures at par at any time. Purchasers of the Debentures included seven members of the Board of Directors of Anchor and a limited number of other sophisticated investors. The Debentures offering period terminated on December 31, 1995.

         An additional $600,000 was raised in 1995 to supplement Anchor's working capital and capital expenditure requirements by selling a 10% Convertible Subordinated Debenture, Series A (the "Debenture") to Guarantee Life Insurance Company. The basic terms of the Debenture are: (a) 10% interest per annum; (b) two year maturity; (c) conversion price of $1.50; (d) "piggyback" registration rights for three years; (e) subordination provisions that subordinate the Debenture to Anchor's "Senior Debt" (as defined in the Debenture); and (f) provisions that permit Anchor to redeem the Debenture at par at any time.

         Anchor recently engaged the services of an investment banker to assist in raising approximately $10 million from institutional investors. The proceeds of this offering would be used for debt consolidation, working capital and to fund future acquisitions. At the present time, Anchor expects to offer investors preferred stock that will be convertible into shares of common stock. Anchor has had preliminary discussions with various parties, but has not yet obtained any commitments with respect to such financing. Consequently, there can be no assurance as to when or whether Anchor will raise additional capital or what the terms and conditions would be for such capital.

         Capital and certain acquisition related expenditures (not including expenditures related to the acquisition of BRI and PKW, or the System Merger) were $462,909 and $391,566 for the twelve months ended December, 1995 and 1994, respectively. The increase in such expenditures in the twelve months of 1995, as compared to 1994, related primarily to the acquisition of certain third party administration accounts from a company (Dutcher) located in Stockton, California. In addition to such expenditures, Anchor made several significant expenditures in the first quarter of 1995 related primarily to professional services associated with the System Merger and the PKW and BRI acquisitions.

         Short-term debt, current portion of long-term debt and current portion of long-term liabilities at December 31, 1995, totaling in the aggregate $1,830,159 (as compared to $1,720,010 at December 31, 1994) consisted of: (a) $975,000 outstanding under a $1,000,000 revolving line of credit maintained by Anchor with a regional San Francisco Bay Area bank; (b) $200,000 outstanding under a $500,000 unsecured line of credit maintained by Anchor with another regional San Francisco Bay Area bank; (c) approximately $228,750 of future fixed payments under a consulting agreement entered into with a company affiliated with the former shareholders of BRI; (d) $150,000 representing the current portion of obligations with regard to certain real property leased by PKW prior to its acquisition by Anchor and relocation to Anchor's executive offices; and
(e) $276,409 for certain other current liabilities.

         On October 25, 1995 the $1,000,000 line of credit expired. The bank has extended the line of credit to September 8, 1996. The line of credit requires Anchor to maintain shareholders' equity of at least $800,000. Anchor's shareholders' equity at December 31, 1995 was $1,563,032. The $500,000 unsecured line of credit, expires on July 30, 1996; replaces an earlier $200,000 line of credit which expired on November 5, 1995, and which was secured by the net commission portion of PKW's accounts receivable and equipment and general intangibles. The interest rate on the $1,000,000 line of credit is at the lending bank's prime rate. The $500,000 line of credit has an interest rate equal to the lending bank's prime rate plus 1-1/4%.

         In 1995, the bank that provided Anchor with the $1,000,000 line of credit also provided Anchor with equipment financing loans of $125,000 and $62,000 for equipment purchased with operating capital. The proceeds from the $125,000 equipment financing loan were then used to reduce the outstanding balance on said $1,000,000 line of credit.

         At December 31, 1995, long-term liabilities, less the current portion discussed above, totaled $2,412,852 (as compared to $1,656,269 at December 31, 1994), and primarily consisted of: (a) convertible debentures, including incurred interest, of $982,583; (b) approximately $435,000 of future fixed payments under the consulting agreement mentioned above with a company affiliated with the former shareholders of BRI; (c) approximately $334,716 representing the long-term portion of obligations with regard to certain real property leased by PKW prior to its acquisition by Anchor and relocation to Anchor's executive offices; and (d) approximately $660,553 for certain other long-term liabilities. In May, 1995, PKW entered into a sublease with respect to 82% of PKW's prior office space. The sublease expires on September 30, 1997 (unless extended by the subtenant through November 30, 1999, the date on which the term of the master lease expires) and requires PKW to provide a multi-year rent subsidy. In December, 1995, PKW entered into a sublease with respect to an additional 10% of PKW's prior office space. The sublease expires on November 30, 1999 and requires PKW to provide a multi- year rent subsidy. The amounts classified as short and long-term liability with respect to the PKW leases reflect such subsidy and are based upon the assumptions that: (a) the subtenant of the May, 1995, sublease will exercise its option to extend the lease through 1999; and (b) the remaining 8% of such office space will be subleased in 1997.

         Anchor has not paid cash dividends in the past and does not expect to pay cash dividends in the foreseeable future.

ADJUSTMENT OF PKW PURCHASE PRICE

         In connection with the acquisition of PKW in October, 1994, Anchor issued 120,077 shares of its common stock at a value determined to be $12.50 per share (which were converted into 1,200,770 shares, having a value of $1.25 per share, upon consummation of the System Merger) to the former shareholders of PKW. Two of the former shareholders of PKW are members of the Board of Directors of Anchor. Subsequent to the PKW acquisition certain contingencies regarding PKW's operations caused Anchor to negotiate and secure an adjustment to the purchase price paid for PKW. As a result, the former PKW shareholders have returned to Anchor 248,710 shares of Anchor's Common Stock that were issued in connection the PKW acquisition. The return of shares has resulted in a reduction of both shareholders' equity and goodwill by $310,890 and a reduction in the number of outstanding shares of Anchor's Common Stock by 248,710.

STRATEGY

         Anchor's strategy is to strengthen its core health insurance and property and casualty (including workers' compensation) insurance businesses by:
(a) continuing to develop specialized affiliated business units that target selected insurance industry market segments defined by industry type, geographic location and consumer demographics; (b) establishing new products and services; and (c) seeking to acquire and integrate compatible insurance brokerage and administration businesses in the Western United States. In connection with this strategy, Anchor regularly considers acquisition opportunities. To date, acquisitions by Anchor have involved relatively small acquisitions of insurance brokerage and administration accounts to larger acquisitions of insurance brokerage companies, such as PKW, and third-party administrators, such as BRI. Anchor expects to continue to pursue appropriate acquisition opportunities, and believes that its merger with System greatly enhances its ability to make acquisitions and continue its expansion strategy. Although Anchor is engaged in discussions with third parties regarding potential acquisitions, as of March 19, 1996, it did not have any binding agreements with respect to acquisitions. No assurances can be given with respect to the likelihood, or financial or business effect, of any possible future acquisition.

RECENTLY ISSUED ACCOUNTING STATEMENTS

         In March, 1995, the FASB issued Statement of Financial Accounting Standards No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. Anchor adopted Statement No. 121 during the year ended 1995. The adoption had no material impact on Anchor.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The following financial statements for Anchor appear on pages F-1 through F-25 of this report.

         Report of Independent Auditors

         Consolidated Balance Sheets as of December 31, 1995 and 1994

         Consolidated Statements of Operations for the years ended December 31, 1995, 1994 and 1993

         Consolidated Statements of Shareholders' Equity for the years ended December 31, 1995, 1994 and 1993

         Consolidated Statements of Cash Flows for the years ended December 31, 1995, 1994 and 1993

         Notes to Consolidated Financial Statements

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         The information under the heading "Independent Auditors" from the Registrant's Proxy Statement to be mailed in connection with the Registrant's 1996 Annual Meeting of Stockholders is hereby incorporated by reference.

                                       PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information under the headings "Election of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" from the Registrant's Proxy Statement to be mailed in connection with the Registrant's 1996 Annual Meeting of Stockholders are hereby incorporated by reference.

ITEM 11.  EXECUTIVE COMPENSATION

         The information under the headings "Executive Compensation" and "Employment Agreement with James R. Dunathan" from the Registrant's Proxy Statement to be mailed in connection with the Registrant's 1996 Annual Meeting of Stockholders are hereby incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information under the headings "Principal Stockholders" and "Stock Ownership Table" from the Registrant's Proxy Statement to be mailed in connection with the Registrant's 1996 Annual Meeting of Stockholders are hereby incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information under the heading "Certain Relationships and Related Transactions" from the Registrant's Proxy Statement to be mailed in connection with the Registrant's 1996 Annual Meeting of Stockholders is hereby incorporated by reference.

                                       PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)(1) FINANCIAL STATEMENTS.

         Report of Independent Auditors

         Consolidated Balance Sheets as of December 31, 1995 and 1994

         Consolidated Statements of Operations for the years ended December 31, 1995, 1994 and 1993

         Consolidated Statements of Shareholders' Equity for the years ended December 31, 1995, 1994 and 1993

         Consolidated Statements of Cash Flows for the years ended December 31, 1995, 1994 and 1993

         Notes to Consolidated Financial Statements

         (a)(2) FINANCIAL STATEMENT SCHEDULES.

         Schedule 1 -- Condensed Financial Information of Registrant

         Full disclosure is contained in the consolidated financial statements of the Registrant and the notes thereto.

         Schedule 2 -- Valuation and Qualifying Accounts

         Amount does not satisfy the requirements for disclosure.

         (a)(3) EXHIBIT INDEX

         2.1 Amended and Restated Agreement and Plan of Merger dated as of October 24, 1994, by and between System and Old Anchor, as amended by that certain Amendment to the Amended and Restated Agreement and Plan of Merger dated as of December 29, 1994, and Agreement of Merger attached as an exhibit to the Reorganization Agreement and certified by the Delaware Secretary of State on January 6, 1995. Incorporated by reference to Exhibit 2.1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

         3.1 Restated Certificate of Incorporation. Incorporated by reference to Exhibit 3.1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

         3.2 Bylaws. Incorporated by reference to Exhibit 3.2 of the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

         4.1    Specimen Common Stock Certificate. Incorporated by reference to
                Exhibit 4.1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

         4.2    Specimen Warrant Certificate.  Incorporated by reference to
                Exhibit 4.2 of the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

         4.3 Warrant Agreement dated as of January 7, 1995, between Anchor and U.S. Stock Transfer Corporation. Incorporated by reference to Exhibit 4.3 of the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

         4.3a   Letter dated December 29, 1995 to all stockholders from James
                R. Dunathan extending warrants expiration date to January 6, 1997.

         4.4 Form of 10% Convertible Subordinated Debenture. Incorporated by reference to Exhibit 4.1 of the Company's Form 10-Q for the quarter ending March 31, 1995.

         4.5    Form of 10% Convertible Subordinated Debenture, Series A.

         10.1   1994 Stock Option Plan.  Incorporated by reference to Exhibit
                10.1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1994.*

         10.2 Lease dated October 29, 1990, as amended on June 10, 1991, April 16, 1994 and September 9, 1994, between Anchor and Societe Generale (regarding 1800 Sutter Street, Concord,
                California).   Incorporated by reference to Exhibit 10.2 of the
                Company's Annual Report on Form 10-K for the year ended December 31, 1994.

         10.3 Lease dated May 29, 1990, as amended on December 1, 1992, between PKW and Kaiser Center, Inc. (regarding 300 Lakeside Drive, Oakland, California). Incorporated by reference to
                Exhibit 10.3 of the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

         10.3a Sublease dated May 26, 1995, between PKW and Martin, Ryan & Andrada, Inc. (regarding 82% of 300 Lakeside Drive, Oakland, California). Incorporated by reference to Exhibit 10.2 of the Company's Form 10-Q for the quarter ending June 30, 1995.

         10.3b Sublease dated December 1, 1995, between PKW and Logiciel, Inc. (regarding 10% of 300 Lakeside Drive, Oakland, California).

         10.4 Lease dated July 3, 1989, as amended on February 10, 1994, between BRI and Connecticut General Life Insurance Company (regarding 10301 N. 92nd Street, Scottsdale, Arizona). Incorporated by reference to Exhibit 10.4 of the Company's Annual Report on Form 10-K for year ended December 31, 1994.

         10.5 Employment Agreement dated August 16, 1994, between Anchor and James R. Dunathan. Incorporated by reference to Exhibit 10.5 of the Company's Annual Report on Form 10-K for the year ended December 31, 1994.*

         10.6 Amendment No. 1 to Employment Agreement dated December 19, 1994, between Anchor and James R. Dunathan. Incorporated by reference to Exhibit 10.6 of the Company's Annual Report on Form 10-K for the year ended December 31, 1994.*

         10.7 Business Loan Agreement dated as of September 27, 1994, between Anchor and Concord Commercial Bank, and related documents. Incorporated by reference to Exhibit 10.7 of the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

         10.8 Business Loan Agreement dated as of September 7, 1994, between PKW and CivicBank of Commerce, and related documents. Incorporated by reference to Exhibit 10.8 of the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

         10.9 Business Loan Agreement dated as of June 17, 1992, between Harden and Concord Commercial Bank, and related documents. Incorporated by reference to Exhibit 10.9 of the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

         10.10 Lease of Personal Property dated April 6, 1994, between BRI and Winthrop Financial Group, Inc. (regarding computer equipment). Incorporated by reference to Exhibit 10.10 of the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

         10.12 Information Management Agreement dated as of May 11, 1993, between Harden and CMSI, Inc. Incorporated by reference to
                Exhibit 10.12 of the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

         10.13 Consulting Agreement dated as of August 1, 1994, between BRI and Hightrust, Ltd. Incorporated by reference to Exhibit 10.13 of the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

         10.14 Agreement for Purchase and Sale of Assets dated as of January 18, 1995, between Harden and Dutcher. Incorporated by reference to Exhibit 10.14 of the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

         10.15 Amendment to Agreement for Purchase and Sale of Assets dated February 1, 1995, between Harden and Dutcher. Incorporated by reference to Exhibit 10.15 of the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

         10.16 Asset Purchase Agreement dated May 17, 1995 between Putnam, Knudsen & Wieking Inc. Insurance Brokers and Crestview Leasing. Incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q for the quarter ending June 30, 1995.

         10.17 Settlement Agreement and Mutual Release dated August 22, 1995 between Anchor and Donald B. Putnam, James P. Wieking, Ronald
                J. Marengo, Gary N. Lewis, Edward Wieking and Robert Moser. Incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q for the quarter ending September 30, 1995.*

         11.1   Statement Regarding Computation of Per Share Earnings.

         21.1   Subsidiaries of Anchor.  Incorporated by reference to Exhibit
                21.1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

         27.0   Financial Data Schedule.

                All other exhibits are omitted because they are inapplicable.
               *Denotes management contract or compensatory plan or
                arrangement.

         (b)    Reports of Form 8-K.

                None.

                                      SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       ANCHOR PACIFIC UNDERWRITERS, INC.
                                       (Registrant)

Date:  March 19, 1996                  By:   /s/ James R. Dunathan
                                            ----------------------
                                            James R. Dunathan
                                            President and
                                            Chief Executive Officer
                                            (Principal Executive Officer)

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                              Title                         Date
---------                              -----                         ----

/s/ James R. Dunathan             President,                    March 19, 1996
---------------------             Chief Executive
James R. Dunathan                 Officer and Director
(Principal Executive Officer)

/s/ Earl Wiklund                                                March 19, 1996
----------------                  Chief Financial
Earl Wiklund                      Officer and Director
(Principal Financial and
Accounting Officer)

/s/ Audie J. Dudum                Chairman,                     March 19, 1996
------------------                Director
Audie J. Dudum

/s/ Steven A. Gonsalves           Director                      March 19, 1996
-----------------------
Steven A. Gonsalves

/s/ R. William MacCullough        Director                      March 19, 1996
--------------------------
R. William MacCullough

/s/ Donald B. Putnam              Director                      March 19, 1996
--------------------
Donald B. Putnam

/s/ Michael R. Sanford            Director                      March 19, 1996
----------------------
Michael R. Sanford

/s/ Richard L. Taylor             Director                      March 19, 1996
---------------------
Richard L. Taylor

/s/ James P. Wieking              Director                      March 19, 1996
--------------------
James P. Wieking

                     CONSOLIDATED FINANCIAL STATEMENTS
                     ANCHOR PACIFIC UNDERWRITERS, INC.
                             AND SUBSIDIARIES
               YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                   WITH REPORT OF INDEPENDENT AUDITORS

              Anchor Pacific Underwriters, Inc. and Subsidiaries

                      Consolidated Financial Statements

                Years ended December 31, 1995, 1994 and 1993




                                CONTENTS

Report of Independent Auditors . . . . . . . . . . . . . . . . . . . . .  F-1

Audited Consolidated Financial Statements

Consolidated Balance Sheets . . . . . . . . . . . . . . . . . . . . . . . F-2
Consolidated Statements of Operations . . . . . . . . . . . . . . . . . . F-4
Consolidated Statements of Shareholders' Equity . . . . . . . . . . . . . F-5
Consolidated Statements of Cash Flows . . . . . . . . . . . . . . . . . . F-6
Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . .F-8

                      REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders
Anchor Pacific Underwriters, Inc. and Subsidiaries

    We have audited the accompanying consolidated balance sheets of Anchor Pacific Underwriters, Inc. and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements of Anchor Pacific Underwriters, Inc. and subsidiaries for the year ended December 31, 1993, were audited by other auditors whose report dated April 1, 1994 expressed an unqualified opinion on those statements prior to restatement.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Anchor Pacific Underwriters, Inc. and subsidiaries at December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

    We also audited the adjustments described in Note 1 that were applied to restate the 1993 financial statements. In our opinion, such adjustments are appropriate and have been properly applied.



March 18, 1996

                ANCHOR PACIFIC UNDERWRITERS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                         DECEMBER 31
                                                                     1995           1994
                                                                 -----------    ------------
                                                                                 (Restated)
ASSETS
Current assets:
     Cash and cash equivalents - corporate funds                 $   904,781    $   384,102
     Cash and cash equivalents - brokerage fiduciary funds         1,529,524      1,323,372
     Cash and cash equivalents - third party administration
      fiduciary funds                                              4,010,606      4,349,629
     Accounts receivable (less allowance for doubtful accounts
      of $49,560 and $33,700 in 1995 and 1994, respectively)       1,255,335      1,306,627
     Prepaid expenses and other                                      295,537        382,806
     Current portion of deferred tax asset                                 -         48,402
                                                                  -------------------------
Total current assets                                               7,995,783      7,794,938

Property and equipment                                             2,892,462      2,498,171
Less accumulated depreciation and amortization                    (1,835,530)    (1,540,120)
                                                                  -------------------------
                                                                   1,056,932        958,051

Other assets:
     Goodwill, net                                                 2,128,452      2,525,591
     Intangible assets, net                                        1,128,740      1,144,091
     Deferred compensation                                           361,344        566,904
     Other                                                            61,182        144,808
                                                                  -------------------------
                                                                   3,679,718      4,381,394
                                                                  -------------------------
Total assets                                                     $12,732,433    $13,134,383
                                                                  -------------------------
                                                                  -------------------------

                                                                         DECEMBER 31
                                                                     1995           1994
                                                                 -----------    ------------
                                                                                 (Restated)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Cash and cash equivalents - third party administration
      fiduciary funds                                            $ 4,010,606     $ 4,349,629
     Net premiums payable - insurance companies                    2,510,983       2,256,313
     Accounts payable and accrued expenses                           404,801         365,089
     Capital lease obligations                                             -          46,610
     Short-term debt                                               1,175,000         850,000
     Current portion of long-term debt                               156,622          83,068
     Current portion of long-term liabilities                        498,537         786,942
                                                                  --------------------------
Total current liabilities                                          8,756,549       8,737,651

Long-term liabilities                                              1,034,895       1,435,493

Long-term debt, including $790,000, in 1995, owed to
  related parties                                                  1,266,635          61,052

Deferred tax liability                                               111,322         159,724

Shareholders' equity:
     Common stock - $.02 par value; 8,000,000 shares
      authorized; 3,674,501 and 3,923,258 shares issued,
      1995 and 1994, respectively                                     73,490          78,465
     Additional paid-in capital                                    2,989,275       3,294,702
     Retained earnings (deficit)                                  (1,499,733)       (632,704)
                                                                  --------------------------
Total shareholders' equity                                         1,563,032       2,740,463
                                                                  --------------------------
Total liabilities and shareholders' equity                       $12,732,433     $13,134,383
                                                                  --------------------------
                                                                  --------------------------



SEE ACCOMPANYING NOTES.

                 ANCHOR PACIFIC UNDERWRITERS, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                      YEAR ENDED DECEMBER 31
                                                             1995            1994            1993
                                                          ------------------------------------------
                                                                          (Restated)      (Restated)
Revenues:
 Commissions, fees and other income                       $8,616,122      $5,978,754      $4,681,785
 Interest income                                             145,156         112,411          86,035
                                                          ------------------------------------------
Total revenues                                             8,761,278       6,091,165       4,767,820

Operating expenses:
     Salaries, commissions and employee benefits           5,949,035       3,921,242       2,847,922
     Selling, general and administrative expenses          3,048,242       2,106,574       1,687,224
                                                          ------------------------------------------
Total operating expenses                                   8,997,277       6,027,816       4,535,146
                                                          ------------------------------------------

                                                            (235,999)         63,349         232,674

Other income (expense):
     Amortization of goodwill and intangible assets         (409,908)       (256,149)       (203,345)
     Interest                                               (161,769)        (35,925)        (30,492)
     Other                                                   166,667          45,637         (20,248)
     Merger expenses                                        (221,220)       (462,601)              -
                                                          ------------------------------------------

                                                            (626,230)       (709,038)       (254,085)
                                                          ------------------------------------------

Loss before income taxes                                    (862,229)       (645,689)        (21,411)

Income tax expense (credit)                                    4,800           4,800         (19,749)
                                                          ------------------------------------------

Net loss                                                  $ (867,029)     $ (650,489)        $(1,662)
                                                          ------------------------------------------
                                                          ------------------------------------------

 Net loss per common shares                               $    (0.23)     $    (0.22)       $  (0.01)
                                                          ------------------------------------------
                                                          ------------------------------------------

 Weighted average number of common shares outstanding      3,819,605       3,022,658       2,715,918
                                                          ------------------------------------------
                                                          ------------------------------------------




SEE ACCOMPANYING NOTES.

                 ANCHOR PACIFIC UNDERWRITERS, INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY



                                                                                      Additional       Retained
                                                           Common Stock                Paid-In         Earnings
                                                        Shares        Amount           Capital         (Deficit)            Total
                                                      ---------------------------------------------------------------------------
Balance at December 31, 1992 (Restated)               2,709,338      $54,187         $1,796,389       $  19,447       $ 1,870,023
     Stock options exercised                             13,150          263             21,363               -            21,626
     Net loss                                                 -            -                  -          (1,662)           (1,662)
                                                      ---------------------------------------------------------------------------
Balance at December 31, 1993 (Restated)               2,722,488       54,450          1,817,752          17,785         1,889,987
     Stock issued for acquisitions                    1,200,770       24,015          1,476,950               -         1,500,965
     Net loss                                                 -            -                  -        (650,489)         (650,489)
                                                      ---------------------------------------------------------------------------
Balance at December 31, 1994 (Restated)               3,923,258       78,465          3,294,702        (632,704)        2,740,463
     Stock issued for warrants exercised                    163            3                486               -               489
     Canceled stock:
        Acquisition related adjustment                 (248,710)      (4,974)          (305,917)              -          (310,891)
        Fractional shares                                  (210)          (4)                 4               -                 -
     Net loss                                                 -            -                  -        (867,029)         (867,029)
                                                      ---------------------------------------------------------------------------
Balance at December 31, 1995                          3,674,501      $73,490         $2,989,275     $(1,499,733)      $ 1,563,032
                                                      ---------------------------------------------------------------------------
                                                      ---------------------------------------------------------------------------



SEE ACCOMPANYING NOTES.

                 ANCHOR PACIFIC UNDERWRITERS, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                      YEAR ENDED DECEMBER 31

                                                               1995            1994           1993
                                                            ----------------------------------------
OPERATING ACTIVITIES
Net loss                                                    $(867,029)      $(650,489)     $ (1,662)
Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
     Depreciation and amortization                            295,410        208,751        205,966
     Amortization of goodwill, other intangibles
       and organization expenses                              409,908        257,309        213,476
     Changes in operating assets and liabilities,
       net of effect of purchases of subsidiaries:
         Cash and cash equivalents - brokerage
            fiduciary funds                                  (206,152)       322,950         65,957
         Accounts receivable                                   51,292       (133,818)      (172,213)
         Prepaid expenses and other                            92,518        576,582         37,121
         Other assets                                          83,626        (66,928)           (40)
         Deferred compensation                                205,560       (566,904)             -
         Net premiums payable - insurance companies           254,670       (254,236)       (37,394)
         Accounts payable and accrued expenses                 39,712        (78,931)          (735)
         Other liabilities                                   (180,925)      (152,000)        35,433
                                                            ----------------------------------------
Net cash provided by (used in) operating activities           178,590       (537,714)       345,909

INVESTING ACTIVITIES
Notes receivable, net                                          (5,250)         3,350         11,324
Purchase of property and equipment                           (394,291)      (394,916)      (229,551)
Purchase of customer list                                     (63,368)             -        (25,462)
Purchases of subsidiary, net of cash acquired                       -        (28,534)             -
                                                            ----------------------------------------
Net cash used in investing activities                        (462,909)      (420,100)      (243,689)




SEE ACCOMPANYING NOTES.

                 ANCHOR PACIFIC UNDERWRITERS, INC. AND SUBSIDIARIES


                                                                      YEAR ENDED DECEMBER 31

                                                               1995            1994           1993
                                                            ----------------------------------------
FINANCING ACTIVITIES
Common stock - stock options exercised                      $        -      $       -      $  21,626
Debt:
     Borrowings                                              1,807,583        600,000         24,375
     Repayment                                                (956,463)      (190,245)       (58,407)
     Capital lease payments                                    (46,611)       (10,969)             -
Issuance of common stock                                           489              -              -
Net payments on amounts due on acquisitions                          -              -        (35,720)
                                                            ----------------------------------------
Net cash provided by (used in) financing activities            804,998        398,786        (48,126)
                                                            ----------------------------------------
Net increase (decrease) in cash                                520,679       (559,028)        54,094
Cash and cash equivalents - corporate funds at
     beginning of year                                         384,102        943,130        889,036
Cash and cash equivalents - corporate funds at
     end of year                                            $  904,781      $ 384,102      $ 943,130
                                                            ----------------------------------------
                                                            ----------------------------------------
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the year for:
     Interest                                               $  161,769      $  35,925      $  29,320
                                                            ----------------------------------------
                                                            ----------------------------------------
     Income taxes                                           $    5,600      $  93,042      $   6,000
                                                            ----------------------------------------
                                                            ----------------------------------------
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
     FINANCING ACTIVITIES
Increase in goodwill related to increase price
     adjustment recorded to increase sublease liability     $  104,542      $       -      $       -
                                                            ----------------------------------------
                                                            ----------------------------------------
Decrease in goodwill related to cancellation of stock
     issued in conjunction with acquisition                 $  310,890      $       -      $       -
                                                            ----------------------------------------
                                                            ----------------------------------------
Increase in intangible assets and notes payable
     related to purchase of customer list                   $  140,395      $       -      $       -
                                                            ----------------------------------------
                                                            ----------------------------------------
Decrease in goodwill and notes payable related to
     revaluation of customer list                           $        -      $  50,000      $  90,000
                                                            ----------------------------------------
                                                            ----------------------------------------



SEE ACCOMPANYING NOTES.

                ANCHOR PACIFIC UNDERWRITERS, INC. AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1995


1. NATURE OF BUSINESS

ORGANIZATION

Anchor Pacific Underwriters, Inc. ("Anchor") is a holding company that provides insurance administration and property and casualty brokerage services through its five direct and indirect subsidiaries. Administration services are provided to employer groups of varying size, primarily located in California and Arizona. Anchor also operates property and casualty insurance agencies which service customers located primarily in the greater San Francisco Bay Area.

The consolidated financial statements include the accounts of Anchor and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

RECAPITALIZATION AND RESTATEMENT

On January 6, 1995, Anchor merged with System Industries, Inc. ("System"), a previously dormant, publicly traded shell corporation. For accounting purposes, the merger has been treated as a recapitalization of Anchor with Anchor as the acquirer. Upon consummation of the merger, shareholders and certain creditors of System each received one share of Anchor common stock and one warrant to purchase one share of Anchor common stock at a price of $3.00 for every 42.3291 shares of issued and outstanding System common stock.
 The warrants issued allow for the purchase of 391,242 shares of common stock and expire January 6, 1997. As a result of the merger, Anchor became a publicly traded company. The historical financial statements prior to January 6, 1995 are those of Anchor and have been restated to reflect a 10 for 1 stock split effective in conjunction with the merger and the reallocation of capital between common stock and additional paid-in capital as a result of the assignment of a $0.02 par value to the previously no par value stock. All references to numbers of shares and per share amounts have been retroactively restated.

Costs incurred in conjunction with the merger, which total $221,220 and $462,601 for the years ended 1995 and 1994, respectively, have been expensed.

                ANCHOR PACIFIC UNDERWRITERS, INC. AND SUBSIDIARIES

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The financial statements have been prepared on the going concern basis. The Company has reported net loss during the past three years. The increase in net loss in 1995 and 1994 relates to expenses in connection with acquisitions and a merger. These events are further discussed in the footnotes. The Company's business is not capital intensive and the Company historically has had sufficient capital to meet its operating needs. The Company plans to continue making acquisitions and, in order to fund these plans, is presently seeking new bank lines as well as seeking to raise up to $10 million from institutional investors.

Management's plan to achieve profitability includes a strategy to strengthen its core health insurance and property and casualty insurance businesses by:
(a) continuing to develop specialized affiliated business units that target selected insurance market segments defined by industry type, geographic location and consumer demographics; (b) establishing new products and services; and (c) seeking to acquire and integrate compatible insurance brokerage and administration businesses in the Western United States. In conjunction with such acquisition strategies, management intends to realize efficiencies and reduce expenses through the integration and centralization of certain services with its existing infrastructure.

USE OF ESTIMATES

The preparation of financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

                ANCHOR PACIFIC UNDERWRITERS, INC. AND SUBSIDIARIES

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

REVENUE RECOGNITION

The majority of revenue from third party administration services consists of fees charged for the administration of fully insured and self-insured group health plans. Fee income is recognized at the time employers remit monthly premiums and when services are rendered. Anchor derived 60%, 72%, and 74% of its revenues in 1995, 1994 and 1993, respectively, from its third-party activities.

Insurance brokerage revenue consists principally of insurance commissions (net of split or shared commissions), fees in lieu of commissions for insurance placement services and interest income on fiduciary and corporate funds. Insurance commissions and fees in lieu of commissions for insurance placement services are recognized when coverage becomes effective, the premium due under the policy is known or can be reasonably estimated, and substantially all required services related to placing the insurance have been provided.

Broker commission adjustments and commissions on premiums billed directly by underwriters are recognized principally when such amounts can be reasonably estimated.

In addition, Anchor receives annual contingency commissions from various property and casualty insurance carriers. The commissions are based upon the carrier's loss experience as well as the number of policies placed. Revenue from contingency commissions is recognized when received. Fee income for services other than placement of insurance coverages is recognized as those services are provided. Anchor derived 40%, 27%, and 25% of its revenues in 1995, 1994 and 1993, respectively, from its insurance brokerage activities.

EXPENSE RECOGNITION

All costs are expensed as incurred.

                ANCHOR PACIFIC UNDERWRITERS, INC. AND SUBSIDIARIES

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CASH AND CASH EQUIVALENTS

Anchor considers all highly liquid investments with a maturity of three months or less at the date of acquisition to be cash equivalents.

FIDUCIARY FUNDS AND LIABILITIES

Funds held for self-funded employers, fully insured programs and unremitted insurance premiums are held in a fiduciary capacity.

Interest earned on certain fiduciary funds is included in Anchor's earnings. Interest income on fiduciary funds amounted to $138,051, $64,139, and $55,907 in 1995, 1994 and 1993, respectively.

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

                ANCHOR PACIFIC UNDERWRITERS, INC. AND SUBSIDIARIES

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying values of financial instruments such as cash and cash equivalents, fiduciary funds, and debt obligations approximate their fair market value.

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

CASH AND CASH EQUIVALENTS: The carrying amounts reported in the balance sheet for cash and short-term instruments approximate those assets' fair values.

SHORT-TERM BORROWINGS: The carrying amounts on the lines of credits and other short-term borrowings approximate their fair value.

LONG-TERM BORROWINGS: The fair values of Anchor's long-term borrowings are estimated using discounted cash flow analyses, based on the current incremental borrowing rates for similar types of borrowing arrangements.

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

INCOME TAXES

Anchor and its subsidiaries file a consolidated federal income tax return and combined returns for state franchise tax purposes.

LOSS PER SHARE

Loss per share is based on the weighted average number of common shares outstanding during the period.


RECLASSIFICATIONS

Certain prior year balances have been reclassified to conform with the current year presentation.

NEW ACCOUNTING PRONOUNCEMENT

In March 1995, the FASB issued Statement of Financial Accounting Standards
No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR
LONG-LIVED ASSETS TO BE DISPOSED OF, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The foregoing principles were used in evaluating goodwill and intangible assets at December 31, 1995, with no adjustment of carrying value being required.

                ANCHOR PACIFIC UNDERWRITERS, INC. AND SUBSIDIARIES

3. ACQUISITIONS

On August 1, 1994, Harden & Company, purchased common stock of Benefit Resources Inc. (BRI), a third-party administrator located in Scottsdale, Arizona. The purchase price consisted of $300,000 cash and certain other acquisition expenses. The preliminary purchase price has been allocated to assets and liabilities of BRI based upon their estimated respective fair values. The preliminary purchase price exceeded the fair value of BRI's net assets by approximately $212,000, which has been allocated to other intangible assets. In addition, Harden entered into a consulting contract pursuant to which it agreed to pay $940,000 over a fifty-month period to an entity affiliated with the former shareholders of BRI. At the end of the fifty-month term, a final bonus payment will be calculated, if any, that would be paid out from the fifty-first through the ninety-eighth month.

On October 1, 1994, Anchor acquired Putnam, Knudsen & Wieking, Inc. (PKW), a property and casualty insurance brokerage firm for an initial purchase price of $2,895,000 subject to certain future contingent payments or adjustments. The purchase price consisted of the issuance of 1,200,770 shares of newly issued Anchor stock at a value determined to be $1.25 per share plus the assumption of approximately $710,000 in relocation liabilities relating to PKW's former office facilities. The purchase price also consisted of certain other acquisition expenses. The preliminary purchase price exceeded the fair value of PKW's net assets, the excess of $2,210,000 and $685,000 has been allocated to goodwill and other intangible assets, respectively.


During 1995, subsequent to the PKW acquisition certain contingencies regarding PKW's operations caused Anchor to negotiate and secure an adjustment to the purchase price paid for PKW. As a result, 248,710 shares of Anchor's common stock, that were issued in connection with the acquisition, were returned to Anchor. The returned shares resulted in a decrease of $310,890 in goodwill and shareholders' equity and a decrease in the number of outstanding shares of Anchor's common stock by 248,710. The decrease in goodwill was partially offset by a $104,540 purchase price adjustment recorded in the current year to increase the estimate of liabilities assumed in the acquisition of PKW.

                ANCHOR PACIFIC UNDERWRITERS, INC. AND SUBSIDIARIES

4. PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 1995 and 1994 consist of the following:



                                                               1995           1994
                                                            ---------       ---------
Leasehold improvements                                      $   47,376     $    52,042
Furniture and equipment                                        806,712         794,207
Office equipment                                               694,864         677,026
Computer equipment                                             515,661         510,739
Computer software                                              827,849         464,157
                                                            --------------------------
                                                             2,892,462       2,498,171
Less accumulated depreciation and amortization              (1,835,530)     (1,540,120)
                                                            --------------------------
                                                           $ 1,056,932     $   958,051
                                                            --------------------------
                                                            --------------------------



5. GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets as of December 31, 1995, 1994 and 1993 consist of the following:

                                                                           AMORTIZATION
                                   1995         1994         1993             PERIOD
---------------------------------------------------------------------------------------

Goodwill                        $3,087,646   $3,293,992    $983,135       10 - 25 years
Less accumulated amortization     (959,194)    (768,401)   (647,488)
                                -----------------------------------
                                $2,128,452   $2,525,591    $335,647
                                -----------------------------------
                                -----------------------------------
Covenants not to compete        $  240,700   $  240,700    $260,700        5 - 12 years
Customer lists                   1,965,636    1,761,872     262,519        5 - 12 years
                                -----------------------------------
                                 2,206,336    2,002,572     523,219
Less accumulated amortization   (1,077,596)    (858,481)   (282,122)
                                -----------------------------------
                                $1,128,740   $1,144,091    $241,097
                                -----------------------------------
                                -----------------------------------


                ANCHOR PACIFIC UNDERWRITERS, INC. AND SUBSIDIARIES

6. SHORT-TERM DEBT

Anchor entered into a $1,000,000 revolving line of credit agreement with its principal bank which expires on September 8, 1996 at which time all unpaid principal and interest is due. Interest is paid monthly, at the bank's prime rate, as adjusted (8.75% at December 31, 1995). Borrowings on the line are collateralized by accounts receivable, equipment and general intangibles. The line of credit agreement contains a covenant among others, which requires Anchor to maintain a net worth greater than $800,000. The outstanding borrowings against the line of credit at December 31, 1995 and 1994 were $975,000 and $600,000, respectively. The weighted average interest rate on this loan during 1995 was 8.83%.

On July 30, 1995, Anchor entered into an unsecured revolving line of credit agreement with another bank which provides for a line of credit of $500,000 and expires on July 30, 1996, at which time all unpaid principal and interest is due. Amounts advanced against the line bear interest at the bank's prime rate plus 1.25% as adjusted every six months (10% at December 31, 1995). The line of credit agreement contains a covenant among others, which requires Anchor to maintain a net worth greater than $800,000. The outstanding borrowings against the line at December 31, 1995 were $200,000. The weighted average interest rate on this loan was 10%.

                ANCHOR PACIFIC UNDERWRITERS, INC. AND SUBSIDIARIES

7. OTHER LONG-TERM LIABILITIES

Other long-term liabilities primarily consist of future contingent payments relating to contractual agreements negotiated with the previous owners of businesses acquired in 1994, deferred rent and other liabilities not due within one year. The future contingent payments are generally based upon the amount of net commission income generated from the books of business acquired. At December 31, 1995, the scheduled future payments of these liabilities are as follows:


YEAR
----
1996                                                                $  498,537
1997                                                                   349,514
1998                                                                   286,198
1999                                                                    86,383
2000                                                                    69,038
Thereafter                                                             243,762
                                                                    ----------
                                                                    $1,533,432
                                                                    ----------
                                                                    ----------


8. LONG-TERM DEBT

At December 31, 1995, long-term debt includes 10% convertible subordinated debentures totaling $970,000. The basic terms are (a) 10% interest per annum;
(b) two year maturity from the date of issuance; (c) convertible to Anchor common stock at conversion prices per share ranging from $1.35 to $1.65
(d)"piggyback" registration rights for three years; (e) subordination provisions and (f) provisions that permit Anchor to redeem the debenture at par at any time. Based on the terms of the debenture, Anchor is prohibited from declaring, paying or setting aside any sums for a dividend or other distribution to any class of capital stock.

Also included in long-term debt are three loans totaling $372,275 at December 31, 1995 and other debt not due within one year totaling $80,982. Interest rates on the loans range from Prime Plus 1% to 10% with maturity dates from April, 1996 to February, 2000 and are collateralized by equipment and intangible assets.

                ANCHOR PACIFIC UNDERWRITERS, INC. AND SUBSIDIARIES

8. LONG-TERM DEBT (CONTINUED)

Minimum future principal payments related to the long-term debt as of December 31, 1995 are as follows:


YEAR
----
1996                                                                 $  156,622
1997                                                                  1,105,419
1998                                                                     82,507
1999                                                                     65,268
2000                                                                     13,441
                                                                     ----------
                                                                     $1,423,257
                                                                     ----------
                                                                     ----------


9. INCOME TAXES

Significant components of the provision for income taxes are as follows:


                                             YEAR ENDED DECEMBER 31
                                     1995             1994             1993
                                   ------------------------------------------
Current tax expense:
     Federal                       $      -         $ 28,386         $    816
     State and local                  4,800            9,809            9,543
                                   ------------------------------------------
Total current                         4,800           38,195           10,359

Deferred tax (credit) expense:
     Federal                              -          (28,386)         (30,108)
     State and local                      -           (5,009)               -
                                   ------------------------------------------
Total deferred                            -          (33,395)         (30,108)
                                   ------------------------------------------
Income tax expense (credit)        $  4,800         $  4,800         $(19,749)
                                   ------------------------------------------
                                   ------------------------------------------



Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities.

                ANCHOR PACIFIC UNDERWRITERS, INC. AND SUBSIDIARIES

9. INCOME TAXES (CONTINUED)

Deferred tax liabilities and assets are comprised of the following at December 31:

                                                        1995           1994
                                                      -----------------------
Deferred tax liabilities:
     Depreciation and amortization                    $111,322       $280,871
     Rent                                                6,188         26,853
                                                      -----------------------
Total deferred tax liabilities                         117,510        307,724
Deferred tax assets:
     Depreciation and amortization                      89,010              -
     Vacation pay                                       38,968         38,968
     Tax credits                                        42,977         42,977
     Other, net                                         19,824          9,234
     Net operating loss carryforward                   647,492        186,726
                                                      -----------------------
Total deferred tax assets                              838,271        277,905

Valuation allowance for deferred tax assets           (832,083)       (81,503)
                                                      -----------------------
Net deferred tax asset                                   6,188        196,402
                                                      -----------------------
Net deferred tax liabilities                          $111,322       $111,322
                                                      -----------------------
                                                      -----------------------


For December 31, 1995 and 1994, deferred tax liabilities are noncurrent. For December 31, 1995 and 1994, deferred tax assets are comprised of $6,188 and $48,402 which are current and $0 and $148,000 which are noncurrent, respectively.

                ANCHOR PACIFIC UNDERWRITERS, INC. AND SUBSIDIARIES

9. INCOME TAXES (CONTINUED)

The change in the valuation allowance is comprised of the following items:


                                                      YEAR ENDED DECEMBER 31
                                                        1995           1994
                                                      ------------------------
Increase (decrease) due to net operating losses       $493,936        $ 33,396
Change in estimate of temporary differences for
  fixed and intangible assets                          256,644         (64,217)
                                                      ------------------------
Net increase (decrease)                               $750,580        $(30,821)
                                                      ------------------------
                                                      ------------------------


At December 31, 1995, $64,670 of the valuation allowance related to the purchase of BRI. When realized, the tax benefit will be accounted for as a reduction of goodwill.

A reconciliation of income tax computed at the federal statutory corporate tax rate to income tax expense is:


                                                                          YEAR ENDED DECEMBER 31

                                                      1995                         1994                         1993
                                             ---------------------        ---------------------        ---------------------
                                               AMOUNT      PERCENT          AMOUNT      PERCENT          AMOUNT      PERCENT
                                             ---------------------        ---------------------        ---------------------
Income taxes at federal statutory rate       $(294,790)    (34.0)%        $(219,534)    (34.0)%        $ (7,279)       34.0%
Increase (decrease) in income taxes
   resulting from:
     State and local income taxes,
        net of federal tax benefit             (51,559)     (6.0)           (38,741)     (6.0)           (1,285)        6.0
     Amortization of goodwill and
        other intangibles                      100,817      11.6             21,594       3.3            29,404      (137.3)
     Employee benefits                          11,388       1.3             10,358       1.6             8,009       (37.4)
     Purchase accounting                      (259,792)    (30.0)
     Nonrecurring merger expenses                    -         -            192,927      30.0                 -           -
     State minimum tax                           4,800       0.6              4,800       0.7                 -           -
     Net operating loss                        493,936      57.1             33,396       5.1           (48,598)      227.0
                                             ---------------------        ---------------------        ---------------------
                                             $   4,800       0.6%         $   4,800       0.7%         $(19,749)       92.3%
                                             ---------------------        ---------------------        ---------------------
                                             ---------------------        ---------------------        ---------------------


                ANCHOR PACIFIC UNDERWRITERS, INC. AND SUBSIDIARIES

9. INCOME TAXES (CONTINUED)


At December 31, 1995, the Company had federal and state net operating loss carryforwards of approximately $2,335,000 and $1,285,000, respectively. The net operating losses will begin to expire in the year ending December 31, 1998.

At December 31, 1995, the Company had federal general business credits of approximately $26,000. The general business credits will begin to expire in the year ending December 31, 1996. At December 31, 1995, the Company had state tax credits of approximately $16,000. The state tax credits may be carried forward indefinitely.

As indicated in Note 1, the Company consummated a merger with System, resulting in shares of Anchor being issued. Federal and state tax law impose limitations on the use of the net operating losses and tax credits following certain changes in ownership. If such an ownership change has occurred, the limitation could reduce the amount of the benefit of the net operating losses and general business credits that would be available to offset future taxable income starting in the year of the ownership change.

10. RETIREMENT AND EMPLOYEE BENEFIT PLANS

Anchor has a 401(k) profit sharing plan to which eligible employees may contribute up to 15% of their salaries, or a maximum of $9,240 as deferred compensation. The plan also provides for voluntary employer contributions whereby Anchor may match 50% of the employee contribution up to a maximum of 3% of employees' gross salary. Anchor made no contributions to the plan during the years ended 1995 and 1994.

In addition, Anchor offers active eligible employees certain life, health, vision and dental benefits. There are several plans which differ in amounts of coverage and deductibles. Anchor does not extend such benefits to retirees.

                ANCHOR PACIFIC UNDERWRITERS, INC. AND SUBSIDIARIES

11. STOCK OPTION PLAN

In conjunction with the merger with System, Anchor's employee and director stock option plans ("Old Anchor Plan") were terminated. On December 5,
1994, the Board of Directors of Anchor adopted a new plan, the Anchor Pacific Underwriters, Inc. 1994 Stock Option Plan (the "1994 Plan"). The aggregate number of shares that are available for issuance pursuant to the exercise of options granted under the 1994 Plan may not exceed 700,000 shares of Common Stock. Provisions of the 1994 Plan provide that upon the issuance of a permit from the California Department of Corporations (obtained June 1995), each nonemployee director of Anchor who held options under the Old Anchor Plans shall receive an option to purchase 35,000 shares of Anchor Common Stock and each nonemployee director who did not hold options under the Old Anchor Plans shall receive an option to purchase 15,000 shares of Anchor Common Stock and thereafter each nonemployee director who is first elected or appointed to the Board of Directors of Anchor shall receive an option to purchase 15,000 shares of Anchor Common Stock. Options granted to directors on June 20, 1995 are immediately exercise. All options have a term of 10 years.

Anchor currently follows the provisions of Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees" (APB 25), which requires compensation expense for the Company's options to be recognized only if the market price of the underlying stock exceeds the exercise price on the date of grant. Accordingly, Anchor has not recognized compensation expense for its options granted in 1995.

                ANCHOR PACIFIC UNDERWRITERS, INC. AND SUBSIDIARIES

A reconciliation of Anchor's stock option activity, and related information, for the year ended December 31, 1995 follows:


                                                      OPTION PRICE
                                                          RANGE       SHARES
                                                     -----------------------
Options outstanding, December 31, 1994                     -               0
     Granted                                         $1.50 - $2.19   512,250
     Exercised                                             -               0
     Canceled/expired                                    $1.50        (7,000)
                                                      ----------------------
Options outstanding, December 31, 1995               $1.50 - $2.19   505,250
                                                      ----------------------
                                                      ----------------------


12. LEASES

Anchor rents its Concord, California facilities under an operating lease as renegotiated and amended in 1994, which expires in 2004. The terms of the original lease include a 12-month rent deferral and fixed rental escalation. The total rent for the lease term which reflects the 12-month deferral and the escalation is being amortized on the straight-line basis over the full term of the lease, resulting in deferred rent liability of approximately $265,000 and $233,000 at December 31, 1995 and 1994, respectively, and is included in long-term liabilities on the accompanying balance sheets.

A subsidiary located in Scottsdale, Arizona leases offices under an operating lease which expires in 1997. In addition, in connection with the acquisition of PKW in October 1994, Anchor assumed the lease obligation of certain facilities in Oakland, California. During 1995, Anchor subleased 92% of the Oakland facility to two separate tenants. The subleases expire in 1999.

The consolidated statements of operations reflect rent expense of $623,563, $424,597, and $306,703 for the years ended 1995, 1994, and 1993, respectively.

                ANCHOR PACIFIC UNDERWRITERS, INC. AND SUBSIDIARIES

12. LEASES (CONTINUED)

Future minimum annual lease payments under operating leases as of December 31, 1995, exclusive of net amounts owed under the Oakland lease which are disclosed in the schedule of payments under long-term liabilities in Note 7, are as follows:


YEAR
----
1996                                                 $  628,363
1997                                                    554,263
1998                                                    539,263
1999                                                    561,736
2000                                                    674,076
thereafter                                            2,583,955
                                                     ----------
                                                     $5,541,656
                                                     ----------
                                                     ----------

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

                ANCHOR PACIFIC UNDERWRITERS, INC. AND SUBSIDIARIES

14. CONTINGENCIES


Anchor is subject to certain legal proceedings and claims arising in connection with the normal course of its business. It is management's opinion that the resolution of these claims will not have a material effect on Anchor's consolidated financial position.

PKW, together with several other entities, had been named as a defendant in a lawsuit filed in 1993. In this suit, a former client claimed that PKW acted negligently when, as agent, wrote liability insurance with an insurance carrier that was subsequently declared insolvent. On October 13, 1995, PKW, without admitting any liability, agreed to a settlement of $50,000 in exchange for a complete release from all liability.

15. RELATED PARTY TRANSACTIONS

Anchor is contingently liable on certain bank loans made to three of its shareholders. The amounts outstanding on these loans total approximately $122,177 at December 31, 1995, and mature at various dates from November 20, 1996 to May 20, 1997.

10% Convertible Subordinated Debentures, totaling $190,000 were sold to seven members of the Board of Directors and two shareholders. An additional $600,000 was raised by selling a second 10% Convertible Subordinated Debenture - Series A to Guarantee Life Insurance Company (a current shareholder). Total interest incurred and accrued under the debentures was $8,750 for the year ended December 31, 1995.