Form 10-Q
period 1996-03-31
ANCHOR PACIFIC UNDERWRITERS INC
filed 1996-05-13
CIK 317781

                                         FORM 10-Q
                             SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C.  20549



[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarter ended: March 31, 1996
                                              or
[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from _________ to __________

                              Commission file number: 0-9628

                              ANCHOR PACIFIC UNDERWRITERS, INC.
                  (Exact name of registrant as specified in its charter)

Delaware                                        94-1687187
(State or other jurisdiction                    (I.R.S. Employer Identification
incorporation or organization)                  No.)

1800 Sutter Street, Suite 400,                  510/682-7707
Concord, California, 94520                      (Registrant's telephone number
(Address of principal executive offices         including area code)
and Zip Code)


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


                   Class                      Outstanding as of March 31, 1996

  Common Stock, par value $.02 per share            3,685,612 shares


                         This document is comprised of 18 pages.

                                ANCHOR PACIFIC UNDERWRITERS, INC.
                                              INDEX


PART I.   FINANCIAL INFORMATION

     ITEM 1. Financial Statements:


             Consolidated Balance Sheets, March 31, 1996 (unaudited) and
             December 31, 1995..............................................   1

             Consolidated Statements of Operations for the three
             months ended March 31, 1996 and 1995 (unaudited)...............   3

             Consolidated Statements of Shareholders' Equity for the three months ended March 31, 1996 (unaudited) and year ended
             December 31, 1995..............................................   4

             Consolidated Statements of Cash Flows for the three
             months ended March 31, 1996 and 1995 (unaudited)..............    5

             Notes to Consolidated Financial Statements....................    7


    ITEM 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations...........................    9

PART II. OTHER INFORMATION

    ITEM 1.  Legal Proceedings............................................    15

    ITEM 2.  Changes in Securities........................................    15

    ITEM 3.  Defaults Upon Senior Securities..............................    15

    ITEM 4.  Submission of Matters to a Vote of Security Holders .........    15

    ITEM 5.  Other Information............................................    15

    ITEM 6.  Exhibits and Reports on Form 8-K.............................    15

PART I - FINANCIAL INFORMATION


                  ANCHOR PACIFIC UNDERWRITERS, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS


                                                              MARCH 31,       DECEMBER 31,
                                                                1996              1995
                                                            -----------       ------------
                                                            (UNAUDITED)
ASSETS

Current Assets:
  Cash and cash equivalents - corporate funds              $   490,498        $    904,781
  Cash and cash equivalents - brokerage
   fiduciary funds                                           1,267,736           1,529,524
  Cash and cash equivalents - third-party
   administration fiduciary funds                            2,922,436           4,010,606
  Accounts receivable (less allowance for
   doubtful account of $49,560 in 1996
   and 1995)                                                 1,831,378           1,255,335
  Prepaid expenses and other current assets                    294,657             295,537
                                                            ----------          ----------
Total current assets                                         6,806,705           7,995,783


Property and equipment                                       2,933,383           2,892,462
Less accumulated depreciation and amortization              (1,905,109)         (1,835,530)
                                                           ------------        ------------
                                                             1,028,274           1,056,932


Other assets:
  Goodwill, net                                              2,159,271           2,128,452
  Intangible assets, net                                     1,266,180           1,128,740
  Deferred compensation                                        435,000             361,344
  Other                                                         64,204              61,182
                                                           -----------          -----------
                                                             3,924,655           3,679,718


                                                           -----------         -----------
Total assets                                               $11,759,634         $12,732,433
                                                           -----------         -----------
                                                           -----------         -----------

                         ANCHOR PACIFIC UNDERWRITERS, INC. AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS (CONTINUED)


                                                              MARCH 31,       DECEMBER 31,
                                                                1996              1995
                                                            -----------       ------------
                                                            (UNAUDITED)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Cash and cash equivalents - third-party
    administration fiduciary funds                          $ 2,922,436       $ 4,010,606
  Net premiums payable - insurance companies                  2,853,928         2,510,983
  Accounts payable and accrued expenses                         435,010           404,801
  Short-term debt                                             1,175,000         1,175,000
  Current portion of long-term debt                             113,975           156,622
  Current portion of long-term liabilities                      718,661           498,537
                                                            -----------       -----------
Total current liabilities                                     8,219,010         8,756,549


Long-term liabilities                                           939,534         1,034,895


Long-term debt, including $790,000 in 1996 and
  1995, owed to related parties                               1,195,865         1,266,635


Deferred tax liability                                          111,322           111,322


Shareholders' equity:
  Common stock - $.02 par value; 8,000,000
    shares authorized; 3,685,612 and 3,674,501
    shares issued as of 3/31/96 and 12/31/95
    respectively                                                 73,712            73,490
  Additional paid-in capital                                  3,004,053         2,989,275
  Retained earnings (deficit)                                (1,783,862)       (1,499,733)
                                                            -----------       -----------
Total shareholders' equity                                    1,293,903         1,563,032
                                                            -----------       -----------
Total liabilities and shareholders' equity                  $11,759,634       $12,732,433
                                                            -----------       -----------
                                                            -----------       -----------

     SEE ACCOMPANYING NOTES.

                    ANCHOR PACIFIC UNDERWRITERS, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF OPERATIONS


                                                           Three Months
                                                          Ended March 31,
                                                       ---------------------
                                                        1996           1995
                                                     (unaudited)    (unaudited)
Revenues:
  Commissions, fees and other income                  $2,066,511    $2,241,931
  Interest income                                         27,842        23,472
                                                      ----------    ----------
Total revenue                                          2,094,353     2,265,403
                                                      ----------    ----------


Operating expenses:
  Salaries, commissions and employee benefits          1,375,953     1,542,701
  Selling, general and administrative expenses           798,029       748,221
                                                      ----------    ----------
Total operating expenses                               2,173,982     2,290,922
                                                      ----------    ----------
                                                         (79,629)      (25,519)

Other income (expense):
  Amortization of goodwill and intangible assets         (91,740)     (104,499)
  Interest                                              (129,407)      (28,114)
  Other                                                   21,447        39,162
  Merger expenses                                             --      (204,209)
                                                      ----------    ----------
Total other income (expense)                            (199,700)     (297,660)
                                                      ----------    ----------

Loss before income taxes                                (279,329)     (323,179)

Income tax expense                                         4,800         4,800
                                                      ----------    ----------
Net loss                                              $ (284,129)    $(327,979)
                                                      ----------    ----------
                                                      ----------    ----------
Net loss per common share                             $     (.08)   $     (.08)
                                                      ----------    ----------
                                                      ----------    ----------
Weighted average number of common shares
  outstanding                                          3,681,908     3,923,258
                                                      ----------    ----------
                                                      ----------    ----------

     SEE ACCOMPANYING NOTES

                             ANCHOR PACIFIC UNDERWRITERS, INC.
                      CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                                    Additional   Retained
                                                    Common Stock      Paid-In    Earnings
                                                 Shares      Amount   Capital    (Deficit)      Total
                                               ---------------------------------------------------------


Balance at December 31, 1994 (Restated)        3,923,258   $78,465  $3,294,702  $  (632,704)  $2,740,463
  Stock issued for warrants exercised                163         3         486           --          489
  Canceled stock:
    Acquisition related adjustment              (248,710)   (4,974)   (305,917)          --     (310,891)
    Fractional shares                               (210)       (4)          4           --           --
  Net Loss                                            --        --          --     (867,029)    (867,029)
                                               ---------   -------  ----------  -----------   ----------

Balance at December 31, 1995                   3,674,501   $73,490  $2,989,275  $(1,499,733)  $1,563,032
  Stock issued for warrants exercised                 --        --          --           --           --
  Convertible debentures                          11,111       222      14,778           --       15,000
  Canceled stock:
    Fractional shares                                 --        --          --           --           --
  Net loss                                            --        --          --     (284,129)    (284,129)
                                               ---------   -------  ----------  -----------   ----------

Balance at March 31, 1996
 (Unaudited)                                   3,685,612   $73,712  $3,004,053  $(1,783,862)  $1,293,903
                                               ---------   -------  ----------  -----------   ----------
                                               ---------   -------  ----------  -----------   ----------

     SEE ACCOMPANYING NOTES

                     ANCHOR PACIFIC UNDERWRITERS, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                               Three Months
                                                              Ended March 31,
                                                      ------------------------------
                                                           1996             1995
                                                       (unaudited)      (unaudited)
OPERATING ACTIVITIES
Net loss                                                $(284,129)       $(327,979)
Adjustments to reconcile net loss to cash provided
  by (used in) operating activities:
    Depreciation and amortization                          69,579           51,018
    Amortization of goodwill, and other
      intangibles                                          91,740          104,499
Changes in operating assets and liabilities,
  net of effect of purchases of subsidiaries:
    Cash and cash equivalents - brokerage
      fiduciary funds                                     261,788            9,031
    Accounts receivable                                  (576,043)        (125,518)
    Prepaid expenses and other current assets               1,802           93,942
    Other assets                                           (3,022)          (7,121)
    Deferred compensation                                 (73,656)           1,904
    Net premiums payable - insurance companies            342,945           10,070
    Accounts payable and accrued expenses                  30,209          (16,330)
    Other liabilities                                     (22,865)          (6,966)
                                                        ---------        ---------

Net cash used in operating activities                    (161,652)        (213,450)


INVESTING ACTIVITIES
Notes receivable, net                                      (4,872)              --
Purchases of property and equipment                       (40,921)         (64,435)
Purchases of customer list                               (260,000)        (203,765)
                                                        ---------        ---------
Net cash used in investing activities                    (305,793)        (268,200)


                     ANCHOR PACIFIC UNDERWRITERS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)


                                                               Three Months
                                                              Ended March 31,
                                                     --------------------------------
                                                           1996             1995
                                                       (unaudited)      (unaudited)
FINANCING ACTIVITIES
Debt:
  Borrowings                                                   --          657,697
  Repayment                                              (102,860)        (289,724)
Net payments on amounts due on acquisitions               156,022           94,926
                                                        ---------        ---------
Net cash provided by financing activities                  53,162          462,899
                                                        ---------        ---------
Net decrease in cash                                     (414,283)         (18,751)
Cash and cash equivalents - corporate funds at
  beginning of period                                     904,781          384,102
                                                        ---------        ---------
Cash and cash equivalents - corporate funds at
  end of period                                         $ 490,498        $ 365,351
                                                        ---------        ---------
                                                        ---------        ---------
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
  Interest                                              $ 129,407        $  28,144
                                                        ---------        ---------
                                                        ---------        ---------

NON-CASH FINANCING ACTIVITIES

Common stock - convertible debentures exercised         $  15,000        $      --
                                                        ---------        ---------
                                                        ---------        ---------

     SEE ACCOMPANYING NOTES

              ANCHOR PACIFIC UNDERWRITERS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 (UNAUDITED)

                               MARCH 31, 1996


NOTE 1 -- BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements of Anchor Pacific Underwriters, Inc. and its subsidiaries ("Anchor") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in Anchor's Form 10-K for the year ended December 31, 1995.

    The financial statements have been prepared on the going concern basis. Anchor has reported net losses during the past three years. The increase in net loss in 1995 and 1994 relates to expenses incurred in connection with acquisitions and a merger. These events are further discussed in the footnotes of the audited financials included in the 1995 Form 10-K. Anchor's business is not capital intensive and Anchor historically has had sufficient capital to meet its operating needs. Anchor plans to continue making acquisitions and, in order to fund these acquisitions is presently seeking new bank lines as well as seeking to raise up to $10 million from institutional investors.

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

NOTE 2 -- ACQUISITIONS

    On January 6, 1995, Anchor merged with System Industries, Inc. ("System"). For accounting purposes, the merger has been treated as a recapitalization of Anchor with Anchor as the acquirer (reverse acquisition). The historical financial statements prior to January 6, 1995 are those of Anchor. These historical financial statements have been restated to give effect to this recapitalization. Upon consummation of this merger, shareholders of System received one share of Anchor Common stock and one Warrant to purchase one share of Anchor Common Stock for every 42.3291 shares of issued and outstanding System Common Stock. As a result of the merger, Anchor became a public company. In February 1995, Anchor acquired certain third-party administration accounts from a company located in Stockton, California at a purchase price of approximately $204,000 (which reflects a $50,000 cash payment and a discounted future income stream) with an additional $55,000 of stock consideration to be determined. On March 1, 1996, Anchor purchased the R.L. Ferguson Insurance Agency ("RLF"), at a purchase price of approximately $260,000 (which reflects a $95,000 cash payment and a discounted future income stream) with an additional $25,000 of stock consideration to be issued at an agreed per-share value of Anchor's Common Stock to be $2.00 per share.

    The results of operations from these acquisitions are included in Anchor's consolidated financial statements from the date of purchase.

    Although Anchor is engaged in discussions with third parties regarding potential acquisitions, as of May 10, 1996, it did not have any binding agreements with respect to acquisitions. No assurances can be given with respect to the likelihood, or financial or business effect, of any possible future acquisition.

NOTE 3 -- CONTINGENCIES

    Anchor is subject to certain legal proceedings and claims arising in connection with its business. It is management's opinion that the resolution of these claims will not have a material effect on Anchor's consolidated financial position.

NOTE 4 -- CONVERTIBLE PREFERRED STOCK

    Anchor is seeking to raise up to $10 million in long-term financing through the proposed issuance of Series A Convertible Preferred Stock. A portion of the proceeds will be used for debt consolidation, working capital and to fund future acquisitions. Although the terms of the Series A Convertible Preferred Stock have not been finalized, certain preferences will be given in regards to liquidation, voting, board representation, conversion, dilution and registration rights. There can be no assurances as to when or whether Anchor will raise additional capital or what the final terms and conditions would be for such capital.

NOTE 5 -- COMMITMENTS

    In 1993, Anchor entered into an agreement with a third party to provide information management services. Such services included managing and operating certain automated information systems as well as providing programming support and the development of certain software applications.

    The agreement provided for an initial term of three years (expiring March 28, 1996) with two (2) two-year automatic renewals unless a 90-day notice of nonrenewal was given by either party. Net costs for the initial term approximated $416,000 per year. Other terms and conditions included a penalty provision should Anchor not continue the agreement through the automatic renewal periods.

    On March 25, 1996, Anchor successfully negotiated the termination of this agreement for $125,000 payable with a $50,000 down payment with monthly installments through February 1997. This will allow Anchor to begin consolidation of computer systems between Harden & Company ("Harden") and Benefit Resources, Inc. ("BRI"). Management expects that this buyout will result in expense and cash savings as well as improve future productivity.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BACKGROUND

    Anchor was organized in 1986 as a California general partnership for the specific purpose of acquiring Harden, a third-party employee benefits administrator. Anchor was reorganized as a private California corporation in March 1987 and became a public reporting Delaware corporation on January 6, 1995 when it merged with System.

    Since its inception, Anchor has expanded its insurance and financial service capabilities through internal growth and a series of acquisitions. In August 1994, Anchor acquired BRI, a third-party administrator located in Scottsdale, Arizona; in October 1994, it acquired Putnam, Knudsen & Wieking, Inc. ("PKW"), a property and casualty insurance brokerage company located in Oakland, California; and in March 1996, Anchor acquired RLF, a property and casualty insurance brokerage company located in Walnut Creek, California. The RLF acquisition is not significant to Anchor. The acquisitions of these entities were accounted for using the purchase method of accounting. Anchor expects to continue to expand its insurance brokerage and administration businesses and to explore other complementary expansion opportunities.

    Historically, Anchor derived a majority of its revenues from third-party administration services. In light of its acquisition of PKW and the March 1, 1996 acquisition of RLF, Anchor expects to significantly increase the percentage of its revenues that are derived from property and casualty insurance brokerage activities.

RESULTS OF OPERATIONS -- QUARTERS ENDED MARCH 31, 1996 AND 1995

GENERAL

    Anchor derives a substantial portion of its revenues from commissions, which generally are based on a percentage of premiums produced by Anchor, contingent commissions, which generally are based on underwriting profits derived over a given period of time by the insurance carrier, and fees received for claims administration (including underwriting and risk analysis) services, which generally are based on a percentage of premiums collected, or on a per capita basis. Anchor does not assume any underwriting risk in connection with its business.

    Fluctuations in premiums charged by insurance companies may materially affect commission revenues. During the last seven years, the property and casualty insurance industry has experienced a "soft market" where the underwriting capacity of insurance companies expanded, stimulating an increase in competition and a decrease in premium rates, thereby reducing related commissions and fees. In addition to the soft market for property and casualty insurance, workers' compensation reform in California has had the effect of reducing workers' compensation insurance premiums and, consequently, reducing commissions generated by the sale of related insurance products. Although some sources in the insurance industry have predicted future premium increases, the likelihood of rate increases in 1996 remains uncertain. Anchor believes that revenues generated from anticipated future growth and continued diversification of its business will offset weaknesses in the property and casualty market and any loss of revenues that may result from workers' compensation reform.

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

    Anchor recently took steps to strengthen the sales management at both PKW and BRI by hiring seasoned sales and marketing Executives to take over marketing responsibilities. Product development and new product sales continue to be a top priority as does geographical diversification into other states. Marketing for new business on the release of a new product by Harden and BRI's new carrier began on April 1, 1996.

REVENUES

    TOTAL REVENUES. Total revenues for the three months ended March 31, 1996 were $2,094,353, a decrease of $171,050 or 7.6%, over 1995 first quarter revenues of $2,265,403. The decrease resulted from net lost business for the three month period ended March 31, 1996. Anchor's revenues vary from quarter to quarter as a result of the timing of policy renewals and net new/lost business production, whereas expenses are fairly uniform throughout the year. This loss of revenue is due primarily to the decrease in fee income as discussed below.

    Commissions and fees make up substantially all of Anchor's revenues. The following table sets forth the percentages of Anchor's revenues attributable to insurance brokerage services (for which commissions are generated), and third-party administration and underwriting and risk analysis services (for which fees are generated), for the three months ended March 31, 1996, 1995 and 1994. Also included is the percentage of revenues generated from premium finance activities.


  QUARTER ENDED MARCH 31,       1996      1995      1994
- ---------------------------   --------  --------  --------
Insurance Brokerage              42%      41%      20%
Third-Party Administration       58%      58%      79%
Premium Financing                --        1%       1%
                                ----     ----     ----
    Total                       100%     100%     100%

    Historically, Anchor derived a majority of its revenues from third-party administration services. In light of its acquisitions of PKW and RLF, Anchor expects to continue to experience an increase in the percentage of its revenues that are derived from insurance brokerage activities.

    COMMISSIONS. Commissions are reported net of sub-broker commissions and generally are recognized as of the effective date of the insurance policy except for commissions on installment premiums which are recognized periodically as billed. Commissions for the first quarter of 1996 were $874,298, a decrease of $43,669 or 4.8%, compared to $917,967 of commissions for the first quarter of 1995. The decrease resulted from net lost business for the three month period ended March 31, 1996.

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

    FEES. Fees from Anchor's third-party administration (including underwriting and risk analysis) services for the three months ended March 31, 1996 were $1,192,186, a decrease of $127,451, or 9.7%, compared to $1,319,637 in fees for the same period in 1995. This loss of fees income is the result of a change in the principal carrier for Harden and is discussed below.

    Fee revenues generated by Anchor in the first quarter of 1996 from third-party administration services consist of revenues generated by Harden and BRI. A significant portion of BRI's fee revenues relate to an insurance product underwritten by one insurance carrier, which currently is an A+ (Superior) rated insurance carrier.

    Harden's third-party administration revenues substantially relate to: (a) an insurance product underwritten by two insurance carriers, which are A (Excellent) and A+ (Superior) rated insurance carriers; and (b) the administration of insurance programs underwritten by various insurance carriers for a number of self-insured employers. The insurance product referred to in subparagraph (a) above accounted for approximately 60.6% of Harden's revenues (or approximately 25.1% of Anchor's total revenues) in 1995, and revenues related to the administration self-insured programs described in sub-paragraph
(b), accounted for 38.0% of Harden's revenues in such period. Self-insurance is a program in which a client assumes a manageable portion of its insurance risks, usually (although not always) placing the less predictable and larger loss exposure with an excess insurance carrier.

    The insurance company which offered the product that accounted for 65% of Harden's third-party administration revenues in the first quarter of 1995 informed Harden that as a result of changes in its business strategy, it would discontinue offering such an insurance product by the end of 1995. On July 20, 1995, Harden obtained a binding commitment from an A+ (Superior) rated insurance carrier to underwrite the risk and provide a replacement product as of October 1, 1995. Although management anticipates an orderly transition to the new carrier, such a transition often causes clients to reevaluate their insurance needs, or alternatively, the client may not satisfy the new insurance carrier's underwriting requirements. Consequently there usually is a short term net loss of clients. During the first quarter in 1996, one client who represented approximately 9% of Harden's 1995 revenues, (or 3.7% of Anchor's consolidated revenues) was advised by the new carrier that it did not meet its underwriting standards.

    INTEREST INCOME. Interest income consists of interest earned on insurance premiums and other funds held in fiduciary accounts and interest earned on investments. Interest income was $27,842 and $23,472 for the three months ended March 31, 1996 and 1995, respectively. The increase in interest income in 1996, as compared to 1995, resulted primarily from a larger amount of insurance premiums and other funds held in fiduciary accounts.

EXPENSES

    Anchor continues to monitor expenses closely as Harden and BRI transition from one carrier to another for their major indemnity product. Anchor is monitoring staffing as well as outside professional services. Recent termination for contracted systems support will result in cost savings and greater productivity.

    TOTAL EXPENSES. Total operating expenses for the three months ended March 31, 1996 were $2,173,982, a decrease of $116,940 or 5.1% as compared to the operating expenses of $2,290,922 for the same period in 1995. As discussed below, the decrease in total expenses resulted from a decrease in employee compensation and benefits offset, in part, by the increase in selling, general and administrative expenses.

    EMPLOYEE COMPENSATION AND BENEFITS. Employee compensation and benefits for the three months ended March 31, 1996 were $1,375,953, a decrease of $166,748 or 10.8% as compared to $1,542,701 for the same period in 1995. Starting in 1996 PKW went to a compensation system for all sales personnel based upon commission only versus the prior practice of paying commission plus salary. The change in 1996 was made in order to record commissions to properly match with earned revenues. In addition, the decrease was also attributed by normal attrition at Harden, PKW and BRI.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $793,029 and $748,221 for the three months ended March 31, 1996 and 1995, respectively. The $44,808, or 6.0%, increase in 1996, as compared to 1995, resulted primarily from reclassification of certain items. Other operating expenses include rent, travel, insurance, postage, telephone, supplies and other miscellaneous expenses.

    INTEREST EXPENSE. Interest expense totaled $129,407 and $28,114, for the three months ended March 31, 1996 and 1995, respectively. The increase in interest expense of $101,293 in the first quarter 1996, as compared to the same period in 1995, resulted primarily from an increase in outstanding borrowings on Anchor's existing line of credit. Anchor expects that interest expense will increase in 1996, as compared to 1995, due to larger outstanding borrowings.

    AMORTIZATION OF GOODWILL AND OTHER INTANGIBLES. Goodwill represents the excess of the cost of acquisitions over the fair value of net assets acquired. Other intangibles include covenants not to compete, customer lists and other contractual rights. Amortization of goodwill and other intangibles was $91,740 and $104,499, for the three months ended March 31, 1996 and 1995, respectively. The decrease in amortization of goodwill and other intangibles is a result of an adjustment to goodwill in the fourth quarter of 1995 due to the subsequent adjustment of the PKW purchase price. For further information, refer to Adjustment to PKW Purchase Price, page 15, in Anchor's Annual Report on Form 10-K for the year ended December 31, 1995.

INCOME TAXES

    Anchor's expense for income taxes was $4,800 for both three month periods ended March 31, 1996 and 1995. This $4,800 expense represents the minimum annual required tax payment due.

LIQUIDITY AND CAPITAL RESOURCES

    Anchor's business is not capital intensive and Anchor historically has had sufficient capital to meet its operating needs. Anchor reported net cash flows (used in) operations of $(161,652) for the three months ended March 31, 1996, compared to net cash flows (used in) operations of $(213,450) for the three months ended March 31, 1995. During 1996, Anchor expects to meet its operating and capital needs from cash flow derived from operations and borrowing under its existing credit agreements. As of March 31, 1996, Anchor had approximately $325,000 available on its existing lines of credit.
Subject to obtaining financing from alternate sources, Anchor expects to draw down on substantially all of its lines of credit. Liquidity would be impaired if cash flow from operations were reduced or if existing credit lines were insufficient. To further supplement these funding sources Anchor is presently seeking new bank lines and, as described below, is seeking to raise up to $10 million from institutional investors.

    During the period of May 1, 1995 through December 31, 1995, Anchor raised $370,000 to supplement its working capital and capital expenditure requirements by selling 10% Convertible Subordinated Debentures (the "Debentures"). The basic terms of the Debentures are: (a) 10% interest per annum; (b) two year maturity; (c) conversion price of $1.35 in the first year and $1.65 in the second year; (d) "piggyback" registration rights for three years; (e) subordination provisions that subordinate the Debentures to Anchor's "Senior Debt" (as defined in the Debentures); and (f) provisions that permit Anchor to redeem the Debentures at par at any time. Purchasers of the Debentures included seven members of the Board of Directors of Anchor and a limited number of other sophisticated investors.

    An additional $600,000 was raised in the fourth quarter of 1995 to supplement Anchor's working capital and capital expenditure requirements by selling a 10% Convertible Subordinated Debenture, Series A (the "Debenture") to Guarantee Life Insurance Company. The basic terms of the Debenture are:
(a) 10% interest per annum; (b) two year maturity; (c) conversion price of $1.50; (d) "piggyback" registration rights for three years; (e) subordination provisions that subordinate the Debenture to Anchor's "Senior Debt" (as defined in the Debenture); and (f) provisions that permit Anchor to redeem the Debenture at par at any time.

    During 1995, Anchor engaged the services of an investment banker to assist in raising approximately $10 million from institutional investors through the proposed issuance of Series A Convertible Preferred Stock. Marketing of this private placement to institutional investors will begin in May, 1996. The proceeds of this offering would be used for debt consolidation, working capital and to fund future acquisitions. At the present time, Anchor expects to offer investors preferred stock that will be convertible into shares of common stock. Anchor has had preliminary discussions with various potential investors, but has not yet obtained any commitments with respect to such financing. Consequently, there can be no assurance as to when or whether Anchor will raise additional capital or what the terms and conditions would be for such capital.

    Capital and certain acquisition related expenditures were $300,921 and $268,200 for the three months ended March 31, 1996 and 1995, respectively. During the first quarter of 1996, the R.L. Ferguson Insurance Agency ("RLF") located in Walnut Creek, California was acquired and merged into Anchor's insurance brokerage subsidiary, PKW, located in Concord, California. During the first quarter of 1995 certain third-party administration accounts from a company located in Stockton, California were acquired and merged in Anchor's third-party administration subsidiary, Harden, located in Concord, California.

    Short-term debt, current portion of long-term debt and current portion of long-term liabilities at March 31, 1996, totaling in the aggregate $2,007,636 (as compared to $1,830,159 at December 31, 1995) consisted of: (a) $975,000 outstanding under a $1,000,000 revolving line of credit maintained by Anchor with a regional San Francisco Bay Area bank; (b) $200,000 outstanding under a $500,000 unsecured line of credit maintained by Anchor with another regional San Francisco Bay Area bank; (c) approximately $228,750 of future fixed payments under a consulting agreement entered into with a company affiliated with the former shareholders of BRI; (d) $150,000 representing the current portion of obligations with regard to certain real property leased by PKW prior to its acquisition by Anchor and relocation to Anchor's executive offices; and (e) $453,886 for certain other current liabilities.

    On October 25, 1995 the $1,000,000 line of credit expired. The bank has extended the line of credit to September 8, 1996. The line of credit requires Anchor to maintain shareholders' equity of at least $800,000. Anchor's shareholders' equity at March 31, 1996 was $1,293,403. The $500,000 unsecured line of credit, expires on July 30, 1996. The interest rate on the $1,000,000 line of credit is at the lending bank's prime rate. The $500,000 line of credit has an interest rate equal to the lending bank's prime rate plus 1-1/4%.

    In 1995, the bank that provided Anchor with the $1,000,000 line of credit also provided Anchor with equipment financing loans of $125,000 and $62,000 for equipment purchased with operating capital. The proceeds from the $125,000 equipment financing loan were then used to reduce the outstanding balance on said $1,000,000 line of credit.

    At March 31, 1996, long-term liabilities, less the current portion discussed above, totaled $2,246,721 (as compared to $2,412,852 at December 31, 1995), and primarily consisted of: (a) convertible debentures of $955,000; (b) approximately $384,000 of future fixed payments under the consulting agreement mentioned above with a company affiliated with the former shareholders of BRI; (c) approximately $285,137 representing the long-term portion of obligations with regard to certain real property leased by PKW prior to its acquisition by Anchor and relocation to Anchor's executive offices; and (d) approximately $622,584 for certain other long-term liabilities. In May, 1995, PKW entered into a sublease with respect to 82% of PKW's prior office space. The sublease expires on September 30, 1997 (unless extended by the subtenant through November 30, 1999, the date on which the term of the master lease expires) and requires PKW to provide a multi-year rent subsidy. In December, 1995, PKW entered into a sublease with respect to an additional 10% of PKW's prior office space. The sublease expires on November 30, 1999 and requires PKW to provide a multi- year rent subsidy. The amounts classified as short and long-term liability with respect to the PKW leases reflect such subsidy and are based upon the assumptions that: (a) the subtenant of the May, 1995, sublease will exercise its option to extend the lease through 1999; and (b) the remaining 8% of such office space will be subleased in 1997.

    Anchor has not paid cash dividends in the past and does not expect to pay cash dividends in the foreseeable future.

STRATEGY

    Anchor's strategy is to strengthen its core health insurance and property and casualty (including workers' compensation) insurance businesses by: (a) continuing to develop specialized affiliated business units that target selected insurance industry market segments defined by industry type, geographic location and consumer demographics; (b) establishing new products and services; and (c) seeking to acquire and integrate compatible insurance brokerage and administration businesses in the Western United States. In connection with this strategy, Anchor regularly considers acquisition opportunities. To date, acquisitions by Anchor have involved relatively small acquisitions of insurance brokerage and administration accounts to larger acquisitions of insurance brokerage companies, such as PKW, and third-party administrators, such as BRI. Anchor expects to continue to pursue appropriate acquisition opportunities, and believes that its merger with System greatly enhances its ability to make acquisitions and continue its expansion strategy. Although Anchor is engaged in discussions with third parties regarding potential acquisitions, as of May 10, 1996, it did not have any binding agreements with respect to acquisitions. No assurances can be given with respect to the likelihood, or financial or business effect, of any possible future acquisition.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    Anchor and its subsidiaries are parties from time to time to various lawsuits that have arisen in the normal course of business. Management is not aware of any lawsuits to which Anchor or its subsidiaries is currently a party or to which any property of Anchor or any of its subsidiaries is subject, which might materially adversely affect the financial condition or results of operations of Anchor.

ITEM 2.  CHANGES IN SECURITIES

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A.  Exhibits

    10.12a Mutual Release and Settlement Agreement, Promissory Note and UCC-1 Financing Statement dated as of March 25, 1996, between Harden and BRC (formerly CMSI) of the Information Management Agreement dated as of May 11, 1993, between Harden and CMSI, which is incorporated by reference to Exhibit 10.12 of the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

    10.12b Account Transition Agreement, Promissory Note and UCC-1 Financing Statement dated as of March 29, 1996, between Harden and BRC (formerly CMSI) of the Management Agreement dated as of May 11, 1993, between Harden and CMSI, which is incorporated by reference to Exhibit 10.12 of the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

    10.18 Purchase and Sale Agreement dated as of March 1, 1996, between Anchor and Roland L. Ferguson, doing business as R.L.
            Ferguson Insurance Agency.

    27.0    Financial Data Schedule

B.  Reports on Form 8-K

    Anchor filed a Form 8-K dated April 26, 1996 in which it reported pursuant to Items 4 and 7 thereof a change in its independent accountant, and attached the following exhibits:

    16 Letter from Ernst & Young LLP regarding change in certifying accountant.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, Anchor has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ANCHOR PACIFIC UNDERWRITERS, INC.



Date:   May 10, 1996                   /s/ James R. Dunathan
      ------------------------------   -----------------------------------------
                                       James R. Dunathan
                                       President and Chief Executive Officer


Date:   May 10, 1996                    /s/ Earl Wiklund
      ------------------------------   -----------------------------------------
                                       Earl Wiklund
                                       Senior Vice President and Chief Financial
                                         Officer