Form 10-Q
period 1996-06-30
ANCHOR PACIFIC UNDERWRITERS INC
filed 1996-08-13
CIK 317781

                                      FORM 10-Q
                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549



    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarter ended: JUNE 30, 1996
                                         or
    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

    1800 Sutter Street, Suite 400,
     Concord, California, 94520                 510/682-7707
    (Address of principal executive offices     (Registrant's telephone number
     and Zip Code)                               including area code)


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

                Class                          Outstanding as of June 30, 1996
Common Stock, par value $.02 per share                 3,685,612 shares

                       This document is comprised of 63 pages.

                          ANCHOR PACIFIC UNDERWRITERS, INC.
                                        INDEX



PART I.  FINANCIAL INFORMATION

         ITEM 1.  Financial Statements:

                  Consolidated Balance Sheets, June 30, 1996
                   (unaudited) and December 31, 1995................  1

                  Consolidated Statements of Operations for
                   the six months and quarters ended June 30, 1996
                   and 1995 (unaudited).............................  3

                  Consolidated Statements of Shareholders' Equity
                   for the six months ended June 30, 1996
                   (unaudited) and year ended December 31, 1995.....  4

                  Consolidated Statements of Cash Flows for
                   the six months ended June 30, 1996 and 1995
                   (unaudited)......................................  5

                  Notes to Consolidated Financial Statements........  7

         ITEM 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations.... 10


PART II. OTHER INFORMATION

         ITEM 1.  Legal Proceedings ................................ 17

         ITEM 2.  Changes in Securities ............................ 17

         ITEM 3.  Defaults Upon Senior Securities .................. 17

         ITEM 4. Submission of Matters to a Vote of Security
                  Holders .......................................... 17

         ITEM 5. Other Information ................................. 17

         ITEM 6. Exhibits and Reports on Form 8-K .................. 17

PART I - FINANCIAL INFORMATION


                  ANCHOR PACIFIC UNDERWRITERS, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS

                                                       June 30,         December 31,
                                                         1996               1995
                                                     -----------        ------------
                                                     (unaudited)
ASSETS
Current Assets:
   Cash and cash equivalents - corporate
     funds                                          $   472,863         $   904,781
   Cash and cash equivalents - brokerage
     fiduciary funds                                  1,186,103           1,529,524
   Cash and cash equivalents - third-party
     administration fiduciary funds                   3,554,954           4,010,606
   Accounts receivable (less allowance for
     doubtful accounts of $32,885 in 1996 and
     $49,560 in 1995)                                 1,758,946           1,255,335
   Prepaid expenses and other current assets            328,183             295,537
                                                    -----------         -----------
Total current assets                                  7,301,049           7,995,783

Property and equipment                                2,953,812           2,892,462
Less accumulated depreciation and amortization       (1,977,427)         (1,835,530)
                                                    -----------         -----------
                                                        976,385           1,056,932

Other assets:
   Goodwill, net                                      2,111,567           2,128,452
   Intangible assets, net                             1,218,722           1,128,740
   Deferred compensation                                257,784             361,344
   Other                                                 62,855              61,182
                                                    -----------         -----------
                                                      3,650,928           3,679,718
                                                    -----------         -----------
Total assets                                        $11,928,362         $12,732,433
                                                    -----------         -----------
                                                    -----------         -----------

                  ANCHOR PACIFIC UNDERWRITERS, INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS (CONTINUED)



                                               June 30,      December 31,
                                                 1996            1995
                                             -----------     ------------
                                             (unaudited)


LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Cash and cash equivalents -
      third-party administration
      fiduciary funds                        $ 3,554,954      $ 4,010,606
    Net premiums payable - insurance
      companies                                2,633,270        2,510,983
    Accounts payable and accrued
      expenses                                   437,335          404,801
    Short-term debt                            1,320,000        1,175,000
    Current portion of long-term debt             97,885          156,622
    Current portion of long-term liabilities     701,674          498,537
                                             -----------      -----------
Total current liabilities                      8,745,118        8,756,549

Long-term liabilities                            893,751        1,034,895

Long-term debt, including $790,000 in
  1996 and 1995, owed to related parties       1,180,972        1,266,635

Deferred tax liability                           111,322          111,322

Shareholders' equity:
    Common stock  - $.02 par value;
      8,000,000 shares authorized;
      3,685,612 and 3,674,501 shares
      issued as of 6/30/96 and 12/31/95
      respectively                                73,712           73,490
    Additional paid-in capital                 3,004,053        2,989,275
    Retained earnings (deficit)               (2,080,566)      (1,499,733)
                                             -----------      -----------
Total shareholders' equity                       997,199        1,563,032
                                             -----------      -----------
Total liabilities and shareholders'
  equity                                     $11,928,362      $12,732,433
                                             -----------      -----------
                                             -----------      -----------


SEE ACCOMPANYING NOTES.

               ANCHOR PACIFIC UNDERWRITERS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS



                                      Six Months                           Quarters
                                     Ended June 30,                      Ended June 30,
                               ----------------------------       ---------------------------
                                   1996            1995              1996            1995
                                (unaudited)     (unaudited)       (unaudited)     (unaudited)

Revenues:
  Commissions, fees & other
    income                     $ 4,086,411     $ 4,438,332        $ 2,019,900     $ 2,196,401
  Interest income                   59,379          61,737             31,537          38,265
                                -----------     -----------        -----------    ------------
Total revenue                    4,145,790       4,500,069          2,051,437       2,234,666

Operating expenses:
  Salaries, commissions &
    employee benefits            2,763,056       3,013,603          1,387,103       1,470,902
  Selling, general &
    administrative expenses      1,607,116       1,522,164            809,088         773,943
                                -----------     -----------        -----------    ------------
Total operating expenses         4,370,172       4,535,767          2,196,191       2,244,845
                                -----------     -----------        -----------    ------------
                                  (224,382)        (35,698)          (144,754)        (10,179)

Other income (expense):
  Amortization of goodwill &
    intangible assets             (186,902)       (203,379)           (95,162)        (98,880)
  Interest                        (202,193)        (73,801)           (72,786)        (45,687)
  Other                             37,444         158,545             15,997         119,383
  Nonrecurring merger expenses           -        (204,209)                 -               -
                                -----------     -----------        -----------    ------------

Total other income (expense)      (351,651)       (322,844)          (151,951)        (25,184)
                                -----------     -----------        -----------    ------------
Loss before income taxes          (576,033)       (358,542)          (296,705)        (35,363)

Income tax expense                   4,800           4,800                  -               -
                                -----------     -----------        -----------    ------------

Net loss                        $ (580,833)     $ (363,342)        $ (296,705)    $   (35,363)
                                -----------     -----------        -----------    ------------
                                -----------     -----------        -----------    ------------

Net loss per common & common
  equivalent share              $    (0.16)     $    (0.09)        $    (0.08)    $     (0.01)
                                -----------     -----------        -----------    ------------
                                -----------     -----------        -----------    ------------

Weighted average number of
  common & common equivalent
  shares outstanding             3,683,760       3,923,263          3,685,612       3,923,263
                                -----------     -----------        -----------    ------------
                                -----------     -----------        -----------    ------------

SEE ACCOMPANYING NOTES

                          ANCHOR PACIFIC UNDERWRITERS, INC.

                   CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY



                                                        Additional      Retained
                                    Common Stock         Paid-In        Earnings
                                Shares       Amount      Capital        (Deficit)      Total
                              -----------------------------------------------------------------
Balance at December 31,
  1994 (Restated)             3,923,258    $ 78,465    $ 3,294,702   $  (632,704)   $ 2,740,463
  Stock issued for
    warrants exercised              163           3            486             -            489
  Canceled stock:
       Acquisition related
         adjustment            (248,710)     (4,974)      (305,917)            -       (310,891)
       Fractional shares           (210)         (4)             4             -              -
  Net Loss                            -           -              -      (867,029)      (867,029)
                              -----------------------------------------------------------------

Balance at December 31, 1995  3,674,501    $ 73,490    $ 2,989,275   $(1,499,733)   $ 1,563,032
  Convertible debentures         11,111         222         14,778             -         15,000
  Net loss                            -           -              -      (580,833)      (580,833)
                              -----------------------------------------------------------------

Balance at June 30, 1996
  (Unaudited)                 3,685,612    $ 73,712    $ 3,004,053   $(2,080,566)   $   997,199
                              -----------------------------------------------------------------
                              -----------------------------------------------------------------

SEE ACCOMPANYING NOTES

                  ANCHOR PACIFIC UNDERWRITERS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      Six Months
                                                    Ended June 30,
                                            --------------------------------
                                                1996                1995
                                            (unaudited)         (unaudited)


OPERATING ACTIVITIES
Net loss                                    $ (580,833)         $ (363,342)
Adjustments to reconcile net
  loss to cash provided by
  (used in) operating activities:
      Depreciation and amortization            141,897             105,506
      Amortization of goodwill, and
        other intangibles                      186,902             203,379
      Deferred tax liability                         -               5,135


Changes in operating assets and
  liabilities, net of effect of
  purchases of subsidiaries:
      Cash and cash equivalents -
        brokerage fiduciary funds              343,421             (81,950)
      Accounts receivable                     (503,611)             45,518
      Prepaid expenses and other
        current assets                         (36,940)            (11,119)
      Other assets                              (1,673)              2,578
      Deferred compensation                    103,560             103,560
      Net premiums payable - insurance
        companies                              122,287             170,251
      Accounts payable and accrued expenses     32,534              59,321
      Other liabilities                        (28,562)            (10,072)
                                             ----------           ---------

Net cash (used in) provided by operating
  activities                                  (221,018)            228,765

INVESTING ACTIVITIES
Notes receivable, net                           (3,151)           (147,143)
Purchases of property and equipment            (61,350)            (98,872)
Purchases of customer list                    (260,000)           (203,763)
                                             ----------           ---------

Net cash used in investing activities         (324,501)           (449,778)

                  ANCHOR PACIFIC UNDERWRITERS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)


                                                     Six Months
                                                   Ended June 30,
                                           --------------------------------
                                              1996                1995
                                           (unaudited)         (unaudited)


FINANCING ACTIVITIES
Common stock - warrants exercised                  -                  15
Debt:
   Borrowings                                145,000             657,697
   Repayment                                (187,421)           (412,057)
   Capital lease payments                          -             (46,610)
Net payments on amounts due on
 acquisitions                                156,022              62,976
                                           ----------          ----------
Net cash provided by financing
 activities                                  113,601             262,021
                                           ----------          ----------

Net (decrease) increase in cash             (431,918)             41,008
Cash and cash equivalents - corporate
 funds at beginning of period                904,781             384,102
                                           ----------          ----------
Cash and cash equivalents - corporate
 funds at end of period                    $ 472,863           $ 425,110
                                           ----------          ----------

SUPPLEMENTAL CASH FLOW
 INFORMATION
Cash paid during the period for:
   Interest                                $ 202,193           $  73,801
                                           ----------          ----------
   Income taxes                            $       -           $   5,600
                                           ----------          ----------

SUPPLEMENTAL SCHEDULE OF NONCASH
 INVESTING & FINANCING ACTIVITIES
Increase in goodwill, related to
 adjustment of sublease liability          $      -            $ 104,542
                                           ----------          ----------
Common stock - convertible
 debentures exercised                      $  15,000           $       -
                                           ----------          ----------


SEE ACCOMPANYING NOTES

                  ANCHOR PACIFIC UNDERWRITERS, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                     (UNAUDITED)


                                    JUNE 30, 1996


NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of Anchor Pacific Underwriters, Inc. and its subsidiaries ("Anchor") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in Anchor's Form 10-K for the year ended December 31, 1995.

     The financial statements have been prepared on the going concern basis. Anchor has reported net losses during the past three years. The increase in net loss in 1995 and 1994 relates to expenses incurred in connection with acquisitions and a merger. These events are further discussed in the footnotes of the audited financials included in the 1995 Form 10-K. Anchor's business is not capital intensive and Anchor historically has had sufficient capital to meet its operating needs. However, Anchor is seeking to raise at least $500,000 from members of the Board of Directors of Anchor and other qualified investors through a subordinated bridge note to supplement working capital. Anchor plans to continue making acquisitions and, in order to fund these acquisitions, is presently seeking short-term financing to accommodate one significant transaction; and, has contracted with an investment banking firm to raise up to $10 million from institutional investors.

     Management's plan to achieve profitability includes a strategy to strengthen its core health insurance and property and casualty insurance businesses by: (a) continuing to develop specialized affiliated business units that target selected insurance market segments defined by industry type, geographic location and consumer demographics; (b) establishing new products and services; (c) strengthening sales and marketing staff; and (d) seeking to acquire and integrate compatible insurance brokerage and administration businesses in the Western United States. In conjunction with such acquisition strategies, management intends to realize efficiencies and reduce expenses through the integration and centralization of certain services with its existing infrastructure.

RECLASSIFICATION

     Certain prior year balances have been reclassified to conform with the current year presentation.

NOTE 2 - ACQUISITIONS

     On January 6, 1995, Anchor merged with System Industries, Inc.
("System"). For accounting purposes, the merger has been treated as a recapitalization of Anchor with Anchor as the acquirer (reverse acquisition). The historical financial statements prior to January 6, 1995 are those of Anchor. These historical financial statements have been restated to give effect to this recapitalization. Upon consummation of this merger, shareholders of System received one share of Anchor Common stock and one Warrant to purchase one share of Anchor Common Stock for every 42.3291 shares of issued and outstanding System Common Stock. As a result of the merger, Anchor became a public company. In February 1995, Anchor acquired certain third-party administration accounts from a company located in Stockton, California at a purchase price of approximately $204,000 (which reflects a $50,000 cash payment and a discounted future income stream) with an additional $55,000 of stock consideration issued at an agreed per share value of Anchor's Common Stock to be $1.75 per share. On March 1, 1996, Anchor purchased the R.L. Ferguson Insurance Agency ("RLF"), at a purchase price of approximately $260,000 (which reflects a $95,000 cash payment and a discounted future income stream) with an additional $25,000 of stock consideration to be issued at an agreed per-share value of Anchor's Common Stock to be $2.00 per share. On April 1, 1996,
Anchor acquired certain property and casualty accounts from Norman I. Robins ("Robins") at a purchase price equal to 30% of the net commission revenues to be paid over a period of 60 consecutive months. On May 1, 1996, Anchor and PKW acquired certain property and casualty accounts from John R. McPherson ("McPherson") at a purchase price equal to 20% of the net commission revenues to be paid over a period of 48 consecutive months.

     The results of operations from these acquisitions are included in Anchor's consolidated financial statements from the date of purchase.

     Although Anchor is engaged in discussions with third parties regarding potential acquisitions, as of August 7, 1996, it did not have any binding agreements with respect to acquisitions. No assurances can be given with respect to the likelihood, or financial or business effect, of any possible future acquisition.

NOTE 3 - CONTINGENCIES

     Anchor is subject to certain legal proceedings and claims arising in connection with its business. It is management's opinion that the resolution of these claims will not have a material effect on Anchor's consolidated financial position.

NOTE 4 - CONVERTIBLE PREFERRED STOCK

     Anchor has engaged an investment banking firm for the development of a private placement to seek up to $10 million in long-term financing through the proposed issuance of Series A Convertible Preferred Stock. The proceeds of this offering will be used for debt consolidation, working capital and to fund future acquisitions. Although the terms of the Series A Convertible Preferred Stock have not been finalized, certain preferences will be given in regards to liquidation, voting, board representation, conversion, dilution and registration rights. There can be no assurances as to when or whether Anchor will raise additional capital or what the final terms and conditions would be for such capital.

NOTE 5 - ADJUSTABLE BRIDGE NOTES AND WARRANT

     Anchor is also seeking to raise up to $3 million in short-term financing through the proposed issuance of Adjustable Bridge Notes and Warrant to Purchase Shares of Anchor Common Stock ("Adjustable Notes"). Anchor intends to utilize a substantial portion of the proceeds to acquire all of the issued and outstanding shares in a potential acquisition of an insurance specialty managing general agency located in Scottsdale, Arizona. The proposed terms of the Adjustable Notes are prime plus 5%, payable quarterly in arrears and adjustable quarterly with a one year maturity from date of issuance. For every million dollar principal amount invested the purchaser would receive a warrant to acquire 60,000 shares of Anchor Common Stock. The purchase price for the warrant would be at $1.75 per share and the warrant would provide antidilution protection from stock splits, stock dividends, recapitalizations and reorganizations. The Adjustable Notes would be treated as senior to all indebtedness and obligations of Anchor, except for any obligation of Anchor under existing bank lines of credit. All other indebtedness of Anchor would be subordinated to the Adjustable Notes. There can be no assurances as to when or whether Anchor will raise this additional capital or what the final terms and conditions would be for such capital.

NOTE 6 - 10% SUBORDINATED BRIDGE NOTES AND WARRANT

     During the second half of fiscal 1996, Anchor expects to raise additional funds from members of the Board of Directors of Anchor and other qualified investors through an issuance of 10% Subordinated Bridge Notes and Warrant to Purchase Shares of Anchor Common Stock ("Subordinated Notes"). As of August 7, 1996 Anchor had received initial commitments to purchase approximately $500,000 of the Subordinated Notes. Anchor intends to utilize a substantial portion of the proceeds from the Subordinated Notes to support current and future working capital needs of Anchor. The proposed terms of the Subordinated Notes are 10% interest paid annually in arrears with a one year maturity from date of issuance. For every $10,000 of principal invested the purchaser would receive a five year warrant to acquire 1,000 shares of Anchor Common Stock. The purchase price for the warrant would be at $1.75 per share and the warrant would provide antidilution protection for stock splits, stock dividends, recapitalizations and reorganizations. The Subordinated Notes would be treated as junior to all indebtedness and obligations of Anchor, except that the Subordinated Notes would be equal in status to indebtedness outstanding related to the Subordinated Convertible Debentures issued during 1995 which become due in 1997. There can be no assurances as to when or whether Anchor will raise this additional capital or what the final terms and conditions will be for such capital.

NOTE 7 - COMMITMENTS

     On June 27, 1996, Anchor entered into an Engagement Letter with Gerbsman Partners ("Gerbsman"), a business and investment banking firm, to assist Anchor in developing a strategy to access short-term debt financing sources for future acquisitions.

     The Engagement Letter provides for a $25,000 retainer fee due and payable on January 4, 1997, plus reasonable business expenses through July 31, 1996. If, however, Gerbsman earns a finder's fee of 3.5% of the gross proceeds raised, then Anchor will not be required to pay the retainer fee. In addition, Gerbsman will earn options/warrants of 30,000 shares of Anchor Common Stock upon successful completion of said financing at an exercise price per share of $1.75 with a four year option period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BACKGROUND

     Anchor was organized in 1986 as a California general partnership for the specific purpose of acquiring Harden & Company ("Harden"), a third-party employee benefits administrator. Anchor was reorganized as a private California corporation in March 1987 and became a public reporting Delaware corporation on January 6, 1995 when it merged with System.

     Since its inception, Anchor has expanded its insurance and financial service capabilities through internal growth and a series of acquisitions. In August 1994, Harden acquired BRI, a third-party employee benefits administrator located in Scottsdale, Arizona; in October 1994, Anchor acquired Putnam, Knudsen & Wieking, Inc. ("PKW"), a property and casualty insurance brokerage company located in Oakland, California; in March 1996, Anchor acquired RLF, a property and casualty insurance brokerage company located in Walnut Creek, California; in April 1996, Anchor acquired certain property and casualty accounts from Robins; and in May 1996, Anchor and PKW acquired certain property and casualty accounts from McPherson. The RLF, Robins and McPherson acquisitions are not significant to Anchor. These acquisitions were accounted for using the purchase method of accounting. Anchor expects to continue to expand its insurance brokerage and administration businesses and to explore other complementary expansion opportunities.

     Historically, Anchor derived a majority of its revenues from third-party administration services. In light of its acquisition of PKW in October 1994; the March 1, 1996 acquisition of RLF; the April 1, 1996 acquisition of accounts from Robins; and, the May 1, 1996 acquisition of accounts from McPherson, Anchor expects to significantly increase the percentage of its revenues that are derived from property and casualty insurance brokerage activities.

RESULTS OF OPERATIONS -- SIX MONTHS ENDED JUNE 30, 1996 AND 1995

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

     Fluctuations in premiums charged by insurance companies may materially affect commission revenues. During the last eight years, the property and casualty insurance industry has experienced a "soft market" where the underwriting capacity of insurance companies expanded, stimulating an increase in competition and a decrease in premium rates, thereby reducing related commissions and fees. In addition to the soft market for property and casualty insurance, workers' compensation reform in California has had the effect of reducing workers' compensation insurance premiums and, consequently, reducing commissions generated by the sale of related insurance products. Although some sources in the insurance industry have predicted future premium increases, the likelihood of rate increases in 1996 remains uncertain. Anchor believes that revenues generated from anticipated future growth and continued diversification of its business will offset weaknesses in the property and casualty market and any loss of revenues that may result from workers' compensation reform.

     Inflation may also impact commission revenues by, among other things, increasing property replacement costs and workers' compensation and liability claims, thereby causing some clients to seek higher levels of insurance coverage and pay higher premiums. During the past several years, the United States has experienced very low rates of inflation along with business downsizing, reduced sales and lower payrolls; these events have resulted in lower levels of exposure to insure. Because the United States has recently experienced limited inflationary pressures, inflation has had minimal impact on insurance prices.

     Other factors, such as client uncertainty about the effect of health care reform, could also affect Anchor's business. Anchor believes, however, that its expertise in two major areas that are the targets of health care reform proposals (managed care and managed competition), combined with its strategy of serving middle market clients, makes it well positioned to operate effectively in a managed care and managed competition environment. Anchor also believes that in light of the political changes in the United States Congress, the United States will experience incremental, rather than comprehensive, changes in health care regulations. It is not possible at this time to predict the effect that any health care legislation will have on Anchor's business condition or operations.

     Anchor is unaware of any current regulatory proposals that could have a material effect on its liquidity, capital resources or operations.

     Anchor has taken steps to strengthen the sales management at both PKW and BRI by hiring seasoned sales and marketing executives to take over marketing responsibilities. Product development and new product sales continue to be a top priority as does geographical diversification into other states. Marketing for new business on the release of a new product by Harden and BRI's new carrier began on April 1, 1996. Market reaction to these changes is encouraging and the increase in new revenue is beginning to match prior periods of production.

REVENUES

     TOTAL REVENUES. Total revenues for the six months ended June 30, 1996 were $4,145,790, a decrease of $354,279 or 7.9% compared to $4,500,069 of revenues for the six months ended June 30, 1995. The decrease in revenues in the most recent six month period resulted from net lost business due primarily to a change in the underwriting carrier for Harden as discussed below. Anchor's revenues vary from quarter to quarter as a result of the timing of policy renewals and net new/lost business production, whereas expenses are fairly uniform throughout the year.

     Commissions and fees make up substantially all of Anchor's revenues.
The following table sets forth the percentages of Anchor's revenues attributable to insurance brokerage services (for which commissions are generated), and third-party administration and underwriting and risk analysis services (for which fees are generated), for the six months ended June 30, 1996, 1995 and 1994. Also included is the percentage of revenues generated from premium finance activities.

- ----------------------------------------------------------------------------
- ----------------------------------------------------------------------------
     SIX MONTHS ENDED JUNE 30,            1996        1995        1994
- ----------------------------------------------------------------------------
Insurance Brokerage                        43%         41%         22%
- ----------------------------------------------------------------------------
Third-Party Administration                 57%         59%         77%
- ----------------------------------------------------------------------------
Premium Financing                           -           -           1%
- ----------------------------------------------------------------------------
      Total                               100%        100%        100%
- ----------------------------------------------------------------------------
- ----------------------------------------------------------------------------

     Historically, Anchor derived a majority of its revenues from third-party administration services. In light of its acquisitions of PKW in October 1994; RLF in March 1996; and the account acquisitions of Robins in April 1996 and McPherson in May 1996, Anchor expects to continue to experience an increase in the percentage of its revenues that are derived from insurance brokerage activities.

     COMMISSIONS. Commissions from insurance brokerage services are reported net of sub-broker commissions and generally are recognized as of the effective date of the insurance policy except for commissions on installment premiums which are recognized periodically as billed. Commissions for the first six months of 1996 were $1,750,869 a decrease of $46,483 or 2.6% compared to $1,797,352 of commissions for the first six months of 1995. The decrease resulted from net lost business for the six month period ended June 30, 1996.

     Anchor expects that commission revenues generated from sales of workers' compensation insurance, which accounted for approximately 14.4% of commission revenues (or 7% of Anchor's total revenues) for the first six months of 1996, might continue to decrease as a result of workers' compensation reform in California. Anchor believes, however, that revenues generated from anticipated growth and continued diversification of its business will substantially offset any loss of revenues that result from workers' compensation reform.

     FEES. Fees from Anchor's third-party administration (including underwriting and risk analysis) services for the six months ended June 30, 1996 were $2,334,959 a decrease of $298,870 or 11.3% compared to $2,633,829 in fees for the same period in 1995. This loss of fees income is the direct result of changes in the underwriting carriers for Harden and BRI and is discussed below.

     Revenues generated from fees by Anchor in the first six months of 1996 from third-party administration services consist of revenues generated by both Harden and BRI. A significant portion of the Harden and BRI new fee revenues relate to an insurance product underwritten by one insurance carrier, which currently is an A+ (Superior) rated insurance carrier.

     Harden's third-party administration revenues are substantially derived from: (a) an insurance product currently underwritten by two insurance carriers, which are rated A (Excellent) and A+ (Superior); and (b) the administration of insurance programs underwritten by various insurance carriers for a number of self-insured employers. The insurance product referred to in (a) above, accounted for approximately 60.6% of Harden's revenues (or approximately 25.1% of Anchor's total revenues) in 1995, and revenues related to the administration of self-insured benefit plans described in (b) above, accounted for 38.0% of Harden's revenues in such period. Self-insurance is a benefit plan in which a client assumes a manageable portion of its insurance risks, usually placing the less predictable and larger loss exposure with an excess insurance carrier.

     The insurance company which offered the product that accounted for 65% of Harden's 1994 third-party administration revenues informed Harden in the first quarter of 1995 that as a result of changes in its business strategy, it would discontinue offering such an insurance product by the end of 1995. On July 20, 1995, Harden obtained a binding commitment from an A+ (Superior) rated insurance carrier to underwrite the risk and provide a replacement product as of October 1, 1995. The transition to the new carrier has caused several clients to reevaluate their insurance needs. In conjunction with this transition process, existing clients are required to satisfy the new carrier's underwriting standards. During the first quarter in 1996, one client who represented approximately 9% of Harden's 1995 revenues, (or 3.7% of Anchor's consolidated revenues) was advised by the new carrier that it would not be accepted as a client because it did not meet its underwriting standards. As a result of the transition to the new carrier, Harden has experienced a near term loss of business accounts and revenues. Management expects an improvement as new clients are added over the next six to twelve month period.

     Harden and BRI continue to seek alternative carrier sources to strengthen and broaden their product offering in their small group product; as well as facilitate geographical diversification. Negotiations are currently underway with several intermediaries which management expects will result in new small group carrier relationships prior to year-end.

     INTEREST INCOME. Interest income consists of interest earned on insurance premiums and other funds held in fiduciary accounts and interest earned on investments. Interest income was $59,379 and $61,737 for the six months ended June 30, 1996 and 1995, respectively. The decrease in interest income in 1996, as compared to 1995, resulted primarily from a smaller amount of insurance premiums and other funds being held in fiduciary accounts which is directly related to business lost due to the change of primary insurance carriers referred to above.

EXPENSES

     TOTAL EXPENSES.  Total operating expenses for the six months ended
June 30, 1996 were $4,370,172 a decrease of $165,595 or 3.7% as compared to the operating expenses of $4,535,767 for the same period in 1995. As discussed below, the decrease in total expenses resulted from a decrease in employee compensation and benefits offset, in part, by an increase in selling, general and administrative expenses.

      Anchor continues to monitor expenses closely as Harden and BRI transition from one carrier to another for their major indemnity product. Anchor is monitoring staffing as well as outside professional services. Recent termination for contracted systems support has resulted in significant cost savings.

      EMPLOYEE COMPENSATION AND BENEFITS. Employee compensation and benefits for the six months ended June 30, 1996 were $2,763,056 a decrease of $250,547 or 8.3% as compared to $3,013,603 for the same period in 1995. Starting in 1996, PKW went to a compensation system for all sales personnel based upon commission only versus the prior practice of paying commission plus salary. The change in 1996 was made in order to record commissions to properly match with earned revenues. In addition, this overall decrease was also attributed to normal attrition and selective downsizing at Harden, PKW and BRI.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $1,607,116 and $1,522,164 for the six months ended June 30, 1996 and 1995, respectively. The $84,952, or 5.6% increase in 1996, as compared to 1995, resulted primarily from reclassification of certain items previously classified as employee compensation and benefits. General and administrative expenses include rent, travel, insurance, postage, telephone, supplies and other miscellaneous expenses.

      Further, as to operating expenses, management has taken aggressive steps to monitor and control costs associated with outside professional services.

      INTEREST EXPENSE. Interest expense totaled $202,193 and $73,801 for the six months ended June 30, 1996 and 1995, respectively. The increase in interest expense of $128,392 in the first six months of 1996, as compared to the same period in 1995, resulted primarily from an increase in outstanding borrowings on Anchor's existing lines of credit, and $75,000 of expense related to the Convertible Preferred Stock Offering. Anchor expects that interest expense will increase in 1996, as compared to 1995, due to larger outstanding borrowings. The successful completion of the Convertible Preferred Stock Offering and subsequent debt consolidation could materially lower interest expense. There can be no assurances as to when or whether Anchor will raise this additional capital or what the final terms and conditions will be for such capital.

      AMORTIZATION OF GOODWILL AND OTHER INTANGIBLES. Goodwill represents the excess of the cost of acquisitions over the fair value of net assets acquired. Other intangibles include covenants not to compete, customer lists and other contractual rights. Amortization of goodwill and other intangibles was $186,902 and $203,379 for the six months ended June 30, 1996 and 1995, respectively. The decrease in amortization of goodwill and other intangibles is a result of an adjustment to goodwill in the fourth quarter of 1995 due to the subsequent adjustment of the PKW purchase price. For further information, refer to Adjustment to PKW Purchase Price, page 15, in Anchor's Annual Report on Form 10-K for the year ended December 31, 1995.

INCOME TAXES

      Anchor's expense for income taxes was $4,800 for both six month periods ended June 30, 1996 and 1995. This $4,800 expense represents the minimum annual required tax payment due.

RESULTS OF OPERATIONS - QUARTERS ENDED JUNE 30, 1996 AND 1995

   REVENUES

      TOTAL REVENUES. Total revenues for the three months ended June 30, 1996 were $2,051,437, a decrease of $183,229, or 8.2%, as compared to 1995 second quarter revenues. The decrease resulted primarily from the carrier change at Harden and BRI and lower premium and commission revenue at PKW.

      COMMISSIONS. Commissions for the second quarter of 1996 were $876,571, a decrease of $2,814, or .3%, as compared to $879,385 of commissions for the second quarter of 1995. The net loss of business at PKW accounted for substantially all of the decrease.

      FEES. Fees from Anchor's third-party administration (including underwriting and analysis) services for the three months ended June 30, 1996 were $1,142,773, a decrease of $171,419, or 13% as compared to $1,314,192 in fees for the same period in 1995. The carrier change at Harden and BRI accounted for substantially all of the decrease.

      INTEREST INCOME. Interest income was $31,537 and $38,265 for the three months ended June 30, 1996 and 1995 respectively. The decrease in interest income in the second quarter of 1996, as compared to 1995, resulted primarily from a smaller amount of insurance premiums and other funds held in fiduciary accounts.

   EXPENSES

      TOTAL EXPENSES.  Total operating expenses for the three months ended
June 30, 1996 were $2,196,191, a decrease of $48,654, or 2.2%, as compared to the operating expenses for the same period in 1995. The decrease resulted primarily from a decrease in employee compensation and benefits offset, in part, by the increase in selling, general and administrative expenses.

      EMPLOYEE COMPENSATION AND BENEFITS. Employee compensation and benefits for the three months ended June 30, 1996 were $1,387,103, a decrease of $83,799, or 5.7%, over the same period in 1995. The decrease related primarily to normal attrition and selective downsizing at Harden, PKW and BRI.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $809,088 and $773,943 for the three months ended June 30, 1996 and 1995, respectively. The $35,145, or 4.5%, increase in the second quarter of 1996, as compared to the same period in 1995 resulted primarily from reclassification of certain items previously classified as employee compensation and benefits. General and administrative expenses include rent, travel, insurance, postage, telephone, supplies and other miscellaneous expenses.

      Further, as to operating expenses, management has taken aggressive steps to monitor and control costs associated with outside professional services.

      INTEREST EXPENSE. Interest expense was $72,786 and $45,687 for the three months ended June 30, 1996 and 1995 respectively. The increase in interest expense in 1996, as compared to 1995, resulted primarily from an increase in outstanding borrowings on Anchor's existing lines of credit, and expenses related to the Convertible Preferred Stock Offering. Anchor expects that interest expense will increase in 1996, as compared to 1995, due to larger outstanding borrowings. The successful completion of the Convertible Preferred Stock Offering and subsequent debt consolidation could materially lower interest expense. There can be no assurances as to when or whether Anchor will raise this additional capital or what the final terms and conditions will be for such capital.

      AMORTIZATION OF GOODWILL AND OTHER INTANGIBLES. Goodwill represents the excess of the cost of acquisitions over the fair value of net assets acquired. Other intangibles include covenants not to compete, customer lists and other contractual rights. Amortization of goodwill and other intangibles was $95,162 and $98,880 for the three months ended June 30, 1996 and 1995, respectively.

   INCOME TAXES

      Anchor's minimum annual required tax payment due was reported during the first quarter of 1996 and 1995. Therefore, there was no income tax expense reported for the three month periods ended June 30, 1996 and 1995.

LIQUIDITY AND CAPITAL RESOURCES

      Anchor's business is not capital intensive and Anchor historically has had sufficient capital to meet its operating needs. Anchor reported net cash flows (used in) operations of $(221,018) for the six months ended June 30, 1996, compared to net cash flows provided by operations of $228,765 for the six months ended June 30, 1995. During 1996, Anchor expects to meet its operating and capital needs from cash flow derived from operations and borrowing under its existing credit agreements. As of June 30, 1996, Anchor had approximately $180,000 available on its existing lines of credit. Liquidity would be impaired if cash flow from operations were reduced or if existing credit lines were insufficient. However, Anchor is seeking to raise at least $500,000 from the members of the Board of Directors of Anchor and other qualified investors through a subordinated bridge note to supplement working capital. To further supplement current funding sources, Anchor is presently seeking alternative bank lines and, as described below, is seeking to raise up to $10 million from institutional investors and $3 million from private sources.

     During late 1995, Anchor engaged the services of an investment banker to assist in raising approximately $10 million from institutional investors through the proposed issuance of Series A Convertible Preferred Stock.
Marketing of this private placement to institutional investors began in June 1996. The proceeds of this offering would be used for debt consolidation, working capital and to fund future acquisitions. At the present time, Anchor expects to offer investors preferred stock that will be convertible into shares of common stock. Anchor has had preliminary discussions with various potential investors, but has not yet obtained any commitments with respect to such financing. Consequently, there can be no assurance as to when or whether Anchor will raise additional capital or what the terms and conditions would be for such capital.

     In June 1996, Anchor engaged the services of a business consultant and investment banker to assist in raising approximately $3 million from private investors through the proposed issuance of Adjustable Bridge Notes and Warrant to Purchase Anchor Shares of Common Stock ("Adjustable Notes"). Marketing of these Adjustable Notes began in July 1996. The proceeds would be used to acquire all of the issued and outstanding shares of an insurance specialty managing general agency located in Scottsdale, Arizona. Anchor has had preliminary discussions with various potential investors, but has not yet obtained any commitments with respect to such financing. Consequently, there can be no assurances as to when or whether Anchor will raise additional capital or what the terms and conditions would be for such capital.

     During the second half of fiscal 1996, Anchor expects to raise additional funds from members of the Board of Directors of Anchor and other qualified investors through an issuance of 10% Subordinated Bridge Notes and Warrant to Purchase Shares of Anchor Common Stock ("Subordinated Notes"). As of August 7, 1996, Anchor had received initial commitments to purchase approximately $500,000 of Subordinated Notes. The proceeds would be used to support current and future working capital needs. There can, however, be no assurance as to when or whether Anchor will raise additional working capital or what the terms and conditions would be for such capital.

     Capital and certain acquisition related expenditures were $321,350 and $302,635 for the six months ended June 30, 1996 and 1995, respectively. During the first quarter of 1996, RLF, an insurance agency located in Walnut Creek, California was acquired and merged into Anchor's insurance brokerage subsidiary, PKW, located in Concord, California. In addition, during the second quarter of 1996, certain property and casualty accounts of Robins and McPherson were acquired and merged into PKW. During the first quarter of 1995 certain third-party administration accounts from a company located in Stockton, California were acquired and merged in Anchor's third-party administration subsidiary, Harden, located in Concord, California.

     Short-term debt, current portion of long-term debt and current portion of long-term liabilities at June 30, 1996, totaling in the aggregate $2,119,559 (as compared to $1,830,159 at December 31, 1995) consisted of: (a) $975,000 outstanding under a $1,000,000 revolving line of credit maintained by Anchor with a regional San Francisco Bay Area bank; (b) $345,000 outstanding under a $500,000 unsecured line of credit maintained by Anchor with another regional San Francisco Bay Area bank; (c) approximately $228,750 of future fixed payments under a consulting agreement entered into with a company affiliated with the former shareholders of BRI; (d) $150,000 representing the current portion of obligations with regard to certain real property leased by PKW prior to its acquisition by Anchor and relocation to Anchor's executive offices; and (e) $420,809 for certain other current liabilities.

     On October 25, 1995 the $1,000,000 line of credit expired.  The bank has extended the line of credit to September 8, 1996. The line of credit requires Anchor to maintain shareholders' equity of at least $800,000. Anchor's shareholders' equity at June 30, 1996 was $997,199. The $500,000 unsecured line of credit, expired on July 30, 1996. The line has been extended for sixty (60)
days while Anchor negotiates the renewal of the line.   The interest rate on the
$1,000,000 line of credit is at the lending bank's prime rate. The $500,000 line of credit has an interest rate equal to the lending bank's prime rate plus 1 1/4%.

      In 1995, the bank that provided Anchor with the $1,000,000 line of credit also provided Anchor with equipment financing loans of $125,000 and $62,000 for equipment purchased with operating capital. The proceeds from the $125,000 equipment financing loan were then used to reduce the outstanding balance on said $1,000,000 line of credit.

      At June 30, 1996, long-term liabilities, less the current portion discussed above, totaled $2,186,045 (as compared to $2,412,852 at December 31, 1995), and primarily consisted of: (a) convertible debentures of $955,000; (b) approximately $333,000 of future fixed payments under the consulting agreement mentioned above with a company affiliated with the former shareholders of BRI;
(c) approximately $285,000 representing the long-term portion of obligations with regard to certain real property leased by PKW prior to its acquisition by Anchor and relocation to Anchor's executive offices; (d) approximately $275,600 represents deferred rent with regard to certain real property currently leased by Anchor; and (e) approximately $337,445 for certain other long-term liabilities. In May 1995, PKW entered into a sublease with respect to 82% of PKW's prior office space. The sublease expires on September 30, 1997 (unless extended by the subtenant through November 30, 1999, the date on which the term of the master lease expires) and requires PKW to provide a multi-year rent subsidy. In December 1995, PKW entered into a sublease with respect to an additional 10% of PKW's prior office space. The sublease expires on November 30, 1999 and requires PKW to provide a multi-year rent subsidy. The amounts classified as short and long-term liability with respect to the PKW leases reflect such subsidy and are based upon the assumptions that: (a) the subtenant of the May 1995, sublease will exercise its option to extend the lease through 1999; and (b) the remaining 8% of such office space will be subleased in 1997.

      Anchor has not paid cash dividends in the past and does not expect to pay cash dividends in the foreseeable future.

STRATEGY

      Anchor's strategy is to strengthen its core health insurance and property and casualty (including workers' compensation) insurance businesses by:
(a) continuing to develop specialized affiliated business units that target selected insurance industry market segments defined by industry type, geographic location and consumer demographics; (b) establishing new products and services;
(c) strengthening sales and marketing staff; and (d) seeking to acquire and integrate compatible insurance brokerage and administration businesses in the Western United States. In connection with this strategy, Anchor regularly considers acquisition opportunities. To date, acquisitions by Anchor have involved both relatively small acquisitions of insurance brokerage and administration accounts as well as larger acquisitions of insurance brokerage companies, such as PKW, and third-party administrators, such as BRI. Anchor expects to continue to pursue appropriate acquisition opportunities, and believes that its status as a public company enhances its ability to make acquisitions and continue its expansion strategy. Although Anchor is engaged in discussions with third parties regarding potential acquisitions, as of August 7, 1996, it did not have any binding agreements with respect to acquisitions. No assurances can be given with respect to the likelihood, or financial or business effect, of any possible future acquisition.

     As part of Anchor's strategy to create the premier publicly traded insurance brokerage/administrator in the Western United States, it expects to obtain additional momentum by using its larger operating base to attract public and private financing. Such funding would be available to Anchor for future acquisition, expansion, and consolidation of its insurance operations.

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

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A.  Exhibits

    10.15a Amendment to Agreement for Purchase and Sale of Assets dated June 10, 1996, between Harden and Dutcher.

    10.19 Purchase and Sale Agreement dated as of April 1, 1996, between Anchor and Norman I. Robins.

    10.20 Purchase and Sale Agreement dated as of May 1, 1996, between Anchor and PKW and John R. McPherson.

    10.21 Engagement Letter dated June 27, 1996, between Anchor and Gerbsman Partners.

    27.0     Financial Data Schedule

B.  Reports on Form 8-K

    None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, Anchor has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                         ANCHOR PACIFIC UNDERWRITERS, INC.



Date:  August 7, 1996                    /s/ James R. Dunathan
       ---------------------             -------------------------------------
                                         James R. Dunathan
                                         President and Chief Executive Officer



Date:  August 7, 1996                    /s/ Earl Wiklund
       ---------------------             -------------------------------------
                                         Earl Wiklund
                                         Senior Vice President and Chief
                                          Financial Officer