Form 10-Q
period 1996-09-30
ANCHOR PACIFIC UNDERWRITERS INC
filed 1996-11-12
CIK 317781

                                      FORM 10-Q
                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549



    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarter ended: SEPTEMBER 30, 1996
                                            or
    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from _________ to __________

                            Commission file number: 0-9628

                          ANCHOR PACIFIC UNDERWRITERS, INC.
                (Exact name of registrant as specified in its charter)

    Delaware                                    94-1687187
    (State or other jurisdiction                (I.R.S.Employer Identification
    incorporation or organization)               No.)

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

              Class                      Outstanding as of September 30, 1996

Common Stock, par value $.02 per share              3,729,540 shares

                      This document is comprised of 70 pages.

                          ANCHOR PACIFIC UNDERWRITERS, INC.
                                        INDEX

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements:

        Consolidated Balance Sheets, September 30,
        1996 (unaudited) and December 31, 1995...........................  1

        Consolidated Statements of Operations for the nine months and quarters ended September 30, 1996 and 1995 (unaudited)............  3

        Consolidated Statements of Shareholders' Equity for the nine months ended September 30, 1996 (unaudited) and year ended
        December 31, 1995.................................................  4

        Consolidated Statements of Cash Flows for the nine months ended
        September 30, 1996 and 1995 (unaudited)...........................  5

        Notes to Consolidated Financial Statements........................  7

ITEM 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations..............................  10

PART II.  OTHER INFORMATION

ITEM 1. Legal Proceedings................................................  18

ITEM 2. Changes in Securities............................................  18

ITEM 3. Defaults Upon Senior Securities..................................  18

ITEM 4. Submission of Matters to a Vote of Security Holders..............  18

ITEM 5. Other Information................................................  18

ITEM 6. Exhibits and Reports on Form 8-K.................................  18

PART I - FINANCIAL INFORMATION


                  ANCHOR PACIFIC UNDERWRITERS, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS


                                                 September 30,    December 31,
                                                     1996            1995
                                                 ------------    ------------
                                                  (unaudited)

ASSETS
Current Assets:
  Cash and cash equivalents - corporate funds $ 320,909 $ 904,781 Cash and cash equivalents - brokerage
   fiduciary funds                                 1,333,844       1,529,524
  Cash and cash equivalents - third-party
   administration fiduciary funds                  3,128,761       4,010,606
  Accounts receivable (less allowance for
   doubtful accounts of $36,622 in 1996 and
   $49,560 in 1995)                                1,326,306       1,255,335
  Prepaid expenses and other current assets          275,584         295,537
                                                 -----------      ----------
Total current assets                               6,385,404       7,995,783


Property and equipment                             2,965,153       2,892,462

Less accumulated depreciation and amortization    (2,052,150)     (1,835,530)
                                                 -----------      ----------
                                                     913,003       1,056,932

Other assets:
 Goodwill, net                                      2,026,433       2,128,452
 Intangible assets, net                             1,263,696       1,128,740
 Deferred compensation                                257,784         361,344
 Other                                                 62,855          61,182
                                                 ------------     -----------
                                                    3,610,768       3,679,718

Total assets                                      $10,909,175     $12,732,433
                                                 ------------     -----------
                                                 ------------     -----------
                                       1

                  ANCHOR PACIFIC UNDERWRITERS, INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS (CONTINUED)



                                                 September 30,    December 31,
                                                     1996            1995
                                                 ------------    ------------
                                                  (unaudited)


LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Cash and cash equivalents - third-party
   administration fiduciary funds                 $ 3,128,761    $ 4,010,606
  Net premiums payable - insurance companies        2,347,614      2,510,983
  Accounts payable and accrued expenses               361,973        404,801
  Short-term debt                                   1,320,000      1,175,000
  Current portion of long-term debt                    81,415        156,622
  Current portion of long-term liabilities            669,358        498,537
                                                  -----------    -----------
Total current liabilities                           7,909,121      8,756,549


Long-term liabilities                                 841,878      1,034,895

Long-term debt, including $960,000 in 1996 and
    $790,000 in 1995, owed to related parties       1,362,366      1,266,635



Deferred tax liability                                111,322        111,322

Shareholders' equity:
  Common stock  - $.02 par value; 8,000,000
    shares authorized; 3,729,540 and 3,674,501
    shares issued as of 9/30/96 and 12/31/95
    respectively                                       74,591         73,490
  Additional paid-in capital                        3,083,173      2,989,275
  Retained earnings (deficit)                      (2,473,276)    (1,499,733)
                                                  -----------    -----------
Total shareholders' equity                            684,488      1,563,032
                                                  -----------    -----------
Total liabilities and shareholders' equity        $10,909,175    $12,732,433
                                                  -----------    -----------
                                                  -----------    -----------



SEE ACCOMPANYING NOTES.

                  ANCHOR PACIFIC UNDERWRITERS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS

                                                 NINE MONTHS                  QUARTERS
                                             ENDED SEPTEMBER 30,          ENDED SEPTEMBER 30,
                                           ------------------------   --------------------------
                                              1996         1995          1996            1995
                                           (unaudited)  (unaudited)   (unaudited)    (unaudited)
Revenues:
  Commissions, fees & other income         $5,990,112   $6,620,790    $1,903,701     $2,182,458
  Interest Income                              81,194      103,883        21,815         42,146
                                           ----------   ----------    ----------     ----------
Total revenue                               6,071,306    6,724,673     1,925,516      2,224,604

Operating expenses:
  Salaries, commissions & employee
    benefits                                4,094,131    4,468,034     1,331,075      1,454,431
  Selling, general & administrative
    expenses                                2,438,242    2,307,208       831,125        785,044
                                           ----------   ----------    ----------     ----------
Total operating expenses                    6,532,373    6,775,242     2,162,200      2,239,475
                                           ----------   ----------    ----------     ----------
                                             (461,067)     (50,569)     (236,684)       (14,871)
Other income (expense):
  Amortization of goodwill &
    intangible assets                        (282,061)    (300,465)      (95,160)       (97,086)
  Interest                                   (279,124)    (113,677)      (76,931)       (39,876)
  Other                                        53,509      129,893        16,065        (28,652)
  Nonrecurring merger expenses                      -     (204,209)            -              -
                                           ----------   ----------    ----------     ----------
Total other income (expense)                 (507,676)    (488,458)     (156,026)      (165,614)
                                           ----------   ----------    ----------     ----------
Loss before income taxes                     (968,743)    (539,027)     (392,710)      (180,485)
Income tax expense                              4,800        4,800             -              -
                                           ----------   ----------    ----------     ----------
Net loss                                   $ (973,543)  $ (543,827)   $ (392,710)    $ (180,485)
                                           ----------   ----------    ----------     ----------
                                           ----------   ----------    ----------     ----------
Net loss per common &
  common equivalent share                  $    (0.26)  $    (0.15)   $    (0.11)    $    (0.05)
                                           ----------   ----------    ----------     ----------
                                           ----------   ----------    ----------     ----------
Weighted average number of
  common & common equivalent
  shares outstanding                        3,692,750    3,674,559     3,692,750      3,674,559
                                           ----------   ----------    ----------     ----------
                                           ----------   ----------    ----------     ----------
SEE ACCOMPANYING NOTES

                          ANCHOR PACIFIC UNDERWRITERS, INC.

                   CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                           Additional      Retained
                                       Common Stock          Paid-In       Earnings
                                   Shares        Amount      Capital       (Deficit)      Total
                                  ----------------------------------------------------------------
Balance at December 31,
 1994 (Restated)                  3,923,258      $78,465    $3,294,702   $  (632,704)   $2,740,463
  Stock issued for
   warrants exercised                   163            3           486             -           489
  Canceled stock:
   Acquisition related
    adjustment                     (248,710)      (4,974)     (305,917)            -      (310,891)
   Fractional shares                   (210)          (4)            4             -             -
  Net Loss                                -            -             -      (867,029)     (867,029)
                                  ----------------------------------------------------------------
Balance at December 31,
 1995                             3,674,501      $73,490    $2,989,275   $(1,499,733)   $1,563,032
   Convertible debentures            11,111          222        14,778             -        15,000
   Purchase agreements               43,928          879        79,120             -        79,999
   Net loss                               -            -             -      (973,543)     (973,543)
                                  ----------------------------------------------------------------
Balance at September 30,
 1996 (Unaudited)                 3,729,540      $74,591    $3,083,173   $(2,473,276)   $  684,488
                                  ----------------------------------------------------------------

SEE ACCOMPANYING NOTES

              ANCHOR PACIFIC UNDERWRITERS, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                            Nine Months
                                                        Ended September 30,
                                                     -------------------------
                                                        1996           1995
                                                     (unaudited)    (unaudited)

OPERATING ACTIVITIES
Net loss                                             $(973,543)     $(543,827)
Adjustments to reconcile net loss to cash
 provided by (used in) operating activities:
  Depreciation and amortization                        216,620        159,330
  Amortization of goodwill, and other
   intangibles                                         282,061        300,465
  Deferred tax liability                                     -          5,135

Changes in operating assets and liabilities,
 net of effect of purchases of subsidiaries:
  Cash and cash equivalents - brokerage
   fiduciary funds                                     195,680       (288,992)
  Accounts receivable                                  (70,971)        55,917
  Prepaid expenses and other current assets             14,536         91,559
  Other assets                                          (1,673)        24,937
  Deferred compensation                                103,560        103,560
  Net premiums payable - insurance companies          (163,369)       347,014
  Accounts payable and accrued expenses                (42,828)       (28,013)
  Other liabilities                                    (32,430)       (10,072)
                                                     ---------      ---------

Net cash (used in) provided by operating activities   (472,357)       217,013

INVESTING ACTIVITIES
Notes receivable, net                                   (2,028)       (78,169)
Purchases of property and equipment                    (72,691)      (157,878)
Purchases of customer list                            (314,999)       (63,366)
                                                     ---------      ---------

Net cash used in investing activities                 (389,718)      (299,413)

              ANCHOR PACIFIC UNDERWRITERS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)


                                                            Nine Months
                                                        Ended September 30,
                                                     -------------------------
                                                        1996           1995
                                                     (unaudited)    (unaudited)

FINANCING ACTIVITIES
Common stock - warrants exercised                            -             33
Debt:
 Borrowings                                            325,000        907,697
 Repayment                                            (202,819)      (878,271)
 Capital lease payments                                      -        (46,610)
Net payments on amounts due on acquisitions            156,022         62,976
                                                     ---------      ---------
Net cash provided by financing activities              278,203         45,825
                                                     ---------      ---------

Net (decrease) in cash                                (583,872)       (36,575)
Cash and cash equivalents - corporate funds at
 beginning of period                                   904,781        384,102
                                                     ---------      ---------
Cash and cash equivalents - corporate funds at
 end of period                                       $ 320,909      $ 347,527
                                                     ---------      ---------

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
 Interest                                            $ 279,124      $ 113,677
                                                     ---------      ---------
 Income taxes                                        $       -      $   5,600
                                                     ---------      ---------

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING &
 FINANCING ACTIVITIES
Increase in goodwill and liabilities as a result
 of purchase price adjustments related to the
 PKW merger                                          $       -      $ 104,542
                                                     ---------      ---------

Decrease in goodwill and shareholders' equity
 related to cancellation of stock issued in
 conjunction with PKW merger                         $       -      $ 310,890
                                                     ---------      ---------

Increase in intangible assets and notes payable,
 related to the purchase of customer list            $       -      $ 140,395
                                                     ---------      ---------

Common stock - convertible debentures exercised      $  15,000      $       -
                                                     ---------      ---------

Common stock - issued per purchase agreements        $  79,999      $       -
                                                     ---------      ---------

SEE ACCOMPANYING NOTES

               ANCHOR PACIFIC UNDERWRITERS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)


                              SEPTEMBER 30, 1996


NOTE 1 - BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements of Anchor Pacific Underwriters, Inc. and its subsidiaries ("Anchor") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in Anchor's Form 10-K for the year ended December 31, 1995.

         The financial statements have been prepared on the going concern basis. Anchor has reported net losses during the past three years. The increase in net loss in 1995 and 1994 relates to expenses incurred in connection with acquisitions and a merger. These events are further discussed in the footnotes of the audited financials included in the 1995 Form 10-K. Anchor's business is not capital intensive and Anchor historically has had sufficient capital to meet its operating needs. Continued operating losses, however, have negatively impacted Anchor's working capital position. To remedy this situation and supplement working capital, Anchor is seeking to raise at least $500,000 from members of the Board of Directors and other qualified investors through the sale of 10% Subordinated Bridge Notes ("Bridge Notes"). As of November 7, 1996 Anchor had received $180,000 in proceeds from the sale of Bridge Notes with additional funds anticipated by the end of the year. Anchor plans to continue making acquisitions and, in order to fund these acquisitions, it has sought financing from third party sources. Anchor is presently seeking short-term financing to fund a portion of one significant transaction; and, has engaged an investment banking firm to explore the possibility of raising up to $10 million from institutional investors.

         Management's plan to achieve and sustain profitability includes a strategy to strengthen its core health insurance and property and casualty insurance businesses by: (a) continuing to develop specialized affiliated business units that target selected insurance market segments defined by industry type, geographic location and consumer demographics; (b) establishing new products and services; (c) strengthening management, sales and marketing staff; and (d) seeking to acquire and integrate compatible insurance brokerage and administration businesses in the Western United States. In conjunction with such acquisition strategies, management intends to realize efficiencies and reduce expenses through the integration and centralization of certain services with its existing infrastructure.

RECLASSIFICATION

         Certain prior year balances have been reclassified to conform with the current year presentation.

NOTE 2 - ACQUISITIONS

         On January 6, 1995 Anchor merged with System Industries, Inc. ("System"). For accounting purposes, the merger has been treated as a recapitalization of Anchor with Anchor as the acquirer (reverse acquisition). The historical financial statements prior to January 6, 1995 are those of Anchor. These historical financial statements have been restated to give effect to this recapitalization. Upon consummation of this merger, shareholders of System received one share of Anchor Common Stock and one Warrant to purchase one share of Anchor Common Stock for every 42.3291 shares of issued and outstanding System Common Stock. As a result of the merger, Anchor became a public company. In February 1995, Anchor acquired certain third-party administration accounts from a company located in Stockton, California at a purchase price of approximately $204,000 (which reflects a $50,000 cash payment and a discounted future income stream) with an additional $55,000 of Anchor's Common Stock which was issued on July 29, 1996 at an agreed per share value of $1.75 per share (31,428 shares). On March 1, 1996 Anchor purchased the R.L. Ferguson Insurance Agency ("RLF"), at a purchase price of approximately $260,000 (which reflects a $95,000 cash payment and a discounted future income stream) with an additional $25,000 of Anchor's Common Stock which was issued on August 29, 1996 at an agreed per share value of $2.00 per share (12,500 shares). On April 1, 1996 Anchor acquired certain property and casualty accounts from Norman I. Robins ("Robins") at a purchase price equal to 30% of the net commission revenues to be paid over a period of 60 consecutive months. On May 1, 1996 Anchor and Putnam, Knudsen & Wieking, Inc. ("PKW") acquired certain property and casualty accounts from John R. McPherson ("McPherson") at a purchase price equal to 20% of the net commission revenues to be paid over a period of 48 consecutive months.

         The results of operations from these acquisitions are included in Anchor's consolidated financial statements from the date of purchase.

         Although Anchor is engaged in discussions with third parties regarding potential acquisitions, as of November 7, 1996 it did not have any binding agreements with respect to acquisitions. However, Anchor has released three Letters of Intent to potential acquisition prospects with whom due diligence is currently ongoing. No assurances can be given with respect to the likelihood, or financial or business effect, of any possible future acquisition.

NOTE 3 - CONTINGENCIES

         Anchor is subject to certain legal proceedings and claims arising in connection with its business. It is management's opinion that the resolution of these claims will not have a material effect on Anchor's consolidated financial position.

NOTE 4 - CONVERTIBLE PREFERRED STOCK

         Anchor has engaged an investment banking firm to explore the possibility of raising up to $10 million in long-term financing through the private sale of Series A Convertible Preferred Stock to one or more institutional investors. The proceeds of this offering would be used for debt consolidation, working capital and to fund future acquisitions.
Although representatives of Anchor and the investment banking firm have met with potential investors such discussions are only in the preliminary stages. Consequently, there can be no assurances as to when or whether Anchor will raise additional capital or what the final terms and conditions would be for such capital.

NOTE 5 - ADJUSTABLE BRIDGE NOTES AND WARRANT

         Anchor was seeking to raise up to $3 million in short-term financing through the proposed issuance of Adjustable Bridge Notes and Warrant to Purchase Shares of Anchor Common Stock ("Adjustable Notes"). Anchor intended to utilize a substantial portion of the proceeds to acquire all of the issued and outstanding shares in a potential acquisition of an insurance specialty managing general agency located in Scottsdale, Arizona. This short-term financing is no longer being pursued by Anchor due to other financing alternatives that have been developed over the last several months (see Note 6 below).

NOTE 6 - BANK LINE OF CREDIT AND WARRANT

         Anchor is currently in negotiations with a regional San Francisco Bay Area bank to fund a $1,000,000 credit line for the purpose of acquiring all of the issued and outstanding shares in a potential acquisition of an insurance specialty managing general agency located in Scottsdale, Arizona. This line of credit would be treated as senior to all indebtedness and obligations of Anchor, except for any obligation of Anchor under existing bank lines of credit. As of November 7, 1996 the terms and conditions of
said line of credit have not been finalized.   There can be no assurances as
to when or whether Anchor will raise this additional line of credit or what the final terms and conditions would be for such line of credit.

NOTE 7 - 10% SUBORDINATED BRIDGE NOTES AND WARRANT

         During the second half of fiscal 1996 Anchor began to raise additional funds from members of the Board of Directors and other qualified investors through an issuance of 10% Subordinated Bridge Notes and Warrant to Purchase Shares of Anchor Common Stock ("Bridge Notes"). As of November 7, 1996 Anchor has received $180,000 from said investors with additional commitments outstanding to purchase approximately $200,000 of the Bridge Notes before the end of the year. Anchor intends to utilize a substantial portion of the proceeds from the Bridge Notes to support current and future working capital needs of Anchor. Terms of the Bridge Notes provide 10% interest paid annually in arrears with a one year maturity from date of issuance. For every $10,000 of principal invested the purchaser would receive a five year warrant to acquire 1,000 shares of Anchor Common Stock. The warrant provides for a purchase price of $1.75 per share and includes antidilution protection for stock splits, stock dividends, recapitalizations and reorganizations. The Bridge Notes are junior to all indebtedness and obligations of Anchor, except that the Bridge Notes are equal in status to the Subordinated Convertible Debentures issued during 1995 which become due in 1997.

NOTE 8 - 10% CONVERTIBLE SUBORDINATED DEBENTURES

         During 1995, Anchor raised $370,000 to supplement its working capital and capital expenditure requirements by selling 10% Convertible Subordinated Debentures (the "Debentures"). The basic terms of the Debentures were: (a) 10% interest per annum; (b) two year maturity; (c) conversion price of $1.35 in the first year and $1.65 in the second year; (d) "piggyback" registration rights for three years; (e) subordination provisions that subordinated the Debentures to Anchor's "Senior Debt" (as defined in the Debentures); and (f) provisions that permitted Anchor to redeem the Debentures at par at any time. Purchasers of the Debentures included seven members of the Board of Directors and a limited number of other sophisticated investors.

         An additional $600,000 was raised in the fourth quarter of 1995 to supplement Anchor's working capital and capital expenditure requirements by selling a 10% Convertible Subordinated Debenture, Series A (the "Series A Debenture") to Guarantee Life Company ("Guarantee"). The basic terms of the Series A Debenture were: (a) 10% interest per annum; (b) two year maturity;
(c) conversion price of $1.50; (d) "piggyback" registration rights for three years; (e) subordination provisions that subordinated the Series A Debenture to Anchor's "Senior Debt" (as defined in the Series A Debenture); and (f) provisions that permitted Anchor to redeem the Series A Debenture at par at any time.

         In November 1996, Guarantee agreed to convert all $600,000 of the Series A Debenture into 444,444 shares of Anchor's Common Stock at $1.35 per share. In November 1996, investors holding $220,000 of the Debentures, including members of the Board of Directors, agreed to convert their Debentures into 162,963 shares of Anchor's Common Stock at $1.35 per share. When completed, the conversion will save Anchor approximately $80,000 in interest payments, reduce outstanding indebtedness by $820,000 and increase shareholders' equity by $820,000.

NOTE 9 - COMMITMENTS

         On June 27, 1996 Anchor entered into an Engagement Letter with Gerbsman Partners ("Gerbsman"), a business and investment banking firm, to assist Anchor in developing a strategy to access short-term debt financing sources for future acquisitions. This Engagement Letter was canceled on July 31, 1996 per the terms of the contract, as Gerbsman was unsuccessful in assisting Anchor in raising short-term debt financing.

         The Engagement Letter provided for a $25,000 retainer fee which is due and payable on January 4, 1997 plus reasonable business expenses through July 31, 1996. However, inasmuch as Gerbsman was unable to raise the short-term debt financing, there are no additional retainer fees or options/warrants due under said contract.

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

         Since its inception, Anchor has expanded its insurance and financial service capabilities through internal growth and a series of acquisitions.
In August 1994, Harden acquired Benefit Resources, Inc. ("BRI"), a third-party employee benefits administrator located in Scottsdale, Arizona; in October 1994, Anchor acquired Putnam, Knudsen & Wieking, Inc. ("PKW"), a property and casualty insurance brokerage company located in Oakland, California; in March 1996, Anchor acquired RLF, a property and casualty insurance brokerage company located in Walnut Creek, California; in April 1996, Anchor acquired certain property and casualty accounts from Robins; and in May 1996, Anchor and PKW acquired certain property and casualty accounts from McPherson. The RLF, Robins and McPherson acquisitions are not significant to Anchor. These acquisitions were accounted for using the purchase method of accounting. Anchor expects to continue to expand its insurance brokerage and administration businesses and to explore other complementary expansion opportunities.

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

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

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

         Fluctuations in premiums charged by insurance companies may materially affect commission revenues. During the last eight years, the property and casualty insurance industry has experienced a "soft market" where the underwriting capacity of insurance companies expanded, stimulating an increase in competition and a decrease in premium rates, thereby reducing related commissions and fees. In addition to the soft market for property and casualty insurance, workers' compensation reform in California has had the effect of reducing workers' compensation insurance premiums and, consequently, reducing commissions generated by the sale of related insurance products. Although some sources in the insurance industry have predicted future premium increases, the likelihood of rate increases in the near future remains uncertain. Anchor believes that revenues generated from anticipated future growth and continued diversification of its business will offset weaknesses in the property and casualty market and any loss of revenues that may result from workers' compensation reform.

         Inflation may also impact commission revenues by, among other things, increasing property replacement costs and workers' compensation and liability claims, thereby causing some clients to seek higher levels of insurance coverage and pay higher premiums. During the past several years, the United States has experienced very low rates of inflation along with gradual business expansion. Because the United States has recently experienced limited inflationary pressures, inflation has had minimal impact on insurance prices.

         Other factors, such as client uncertainty about the effect of health care reform, could also affect Anchor's business. Anchor believes, however, that its expertise in two major areas that are the targets of health care reform proposals (managed care and managed competition), combined with its strategy of serving middle market clients, makes it well positioned to operate effectively in a managed care and managed competition environment. Anchor also believes that in the current political environment, the United States will experience incremental, rather than comprehensive, changes in health care regulations. It is not possible at this time to predict the effect that any future health care legislation will have on Anchor's business condition or operations.

         Anchor is unaware of any current regulatory proposals that could have a material effect on its liquidity, capital resources or operations.

         Anchor has taken steps to strengthen the sales management at both PKW and BRI by hiring seasoned sales and marketing executives to take over marketing responsibilities. Product development and new product sales continue to be a top priority as does geographical diversification into other states and marketing territories. Marketing for new business on the release of a new product by Harden and BRI's new insurance carrier began on April 1, 1996. Market reaction to these changes has been encouraging and the increase in new revenue is beginning to match prior periods of production. Furthermore, Harden and BRI have been successful in securing an alternative insurance carrier to strengthen and broaden their product offerings in the
small group market; as well as facilitate geographic diversification.   This
new insurance carrier has negotiated a multi-year, exclusive contract with Harden and BRI which management believes will materially enhance sales opportunities in California and Arizona. Initial market reaction to this change is encouraging.

REVENUES

         TOTAL REVENUES. Total revenues for the nine months ended September 30, 1996 were $6,071,306, a decrease of $653,367 or 9.7% compared to
$6,724,673 of revenues for the nine months ended September 30, 1995. The decrease in revenues in this nine month period resulted from net lost business due primarily to a change in the underwriting insurance carrier for Harden as discussed below. Anchor's revenues vary from quarter to quarter as a result of the timing of policy renewals and net new/lost business production, whereas expenses are fairly uniform throughout the year.

         Commissions and fees make up substantially all of Anchor's revenues. The following table sets forth the percentages of Anchor's revenues attributable to insurance brokerage services (for which commissions are generated), and third-party administration and underwriting and risk analysis services (for which fees are generated), for the nine months ended September 30, 1996, 1995 and 1994. Also included is the percentage of revenues generated from premium finance activities.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
  NINE MONTHS ENDED SEPTEMBER 30,            1996       1995       1994
-------------------------------------------------------------------------------
  Insurance Brokerage Commissions             44%        40%        21%
-------------------------------------------------------------------------------
  Third-Party Administration Fees             56%        59%        78%
-------------------------------------------------------------------------------
  Premium Financing                            -          1%         1%
-------------------------------------------------------------------------------
     Total                                   100%       100%       100%
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

         Historically, Anchor derived a majority of its revenues from third-party administration services. In light of its acquisitions of PKW in October 1994; RLF in March 1996; and the account acquisitions of Robins in April 1996, and McPherson in May 1996, Anchor expects to continue to experience an increase in the percentage of its revenues that are derived from insurance brokerage activities.

         COMMISSIONS. Commissions from insurance brokerage services are reported net of sub-broker commissions and generally are recognized as of the effective date of the insurance policy except for commissions on installment premiums which are recognized periodically as billed. Commissions for the first nine months of 1996 were $2,602,842 a decrease of $67,728 or 2.5% compared to $2,670,570 of commissions for the first nine months of 1995. The decrease resulted from net lost business for the nine month period ended September 30, 1996 largely due to the continuing soft property and casualty market and the effects of open-rating in workers' compensation.

         Anchor expects that commission revenues generated from sales of workers' compensation insurance, which accounted for approximately 15% of commission revenues to PKW (or 7% of Anchor's total revenues) for the first nine months of 1996, may begin to stabilize as a result of workers' compensation reform in California. Anchor believes that revenues generated from anticipated growth and continued diversification of its business will substantially offset and rebuild lost revenues that resulted from workers' compensation reform.

         FEES. Fees from Anchor's third-party administration (including underwriting and risk analysis) services for the nine months ended September 30, 1996 were $3,386,054 a decrease of $555,845 or 14.1% compared to
$3,941,899 in fees for the same period in 1995. This loss of fees income is the direct result of changes in the underwriting insurance carriers for Harden and BRI and is discussed below.

         Revenues generated from fees by Anchor in the first nine months of 1996 from third-party administration services consist of revenues generated by both Harden and BRI. A significant portion of the Harden and BRI fee revenues generated from new clients relate to an insurance product underwritten by one insurance carrier, which currently is an A+ (Superior) rated insurance carrier.

         Harden's third-party administration revenues are substantially derived from: (a) an insurance product currently underwritten by two insurance carriers, which are rated A+ (Superior) and A (Excellent); and (b) the administration of insurance programs underwritten by various insurance carriers for a number of self-insured employers. The insurance product referred to in (a) above, accounted for approximately 60.6% of Harden's revenues (or approximately 25.1% of Anchor's total revenues) in 1995, and revenues related to the administration of self-insured benefit plans described in (b) above, accounted for 38.0% of Harden's revenues in such period. Self-insurance is a benefit plan in which a client assumes a manageable portion of its insurance risks, usually placing the less predictable and larger loss exposure with an excess loss insurance carrier.

         The insurance company which offered the product that accounted for 65% of Harden's 1994 third-party administration revenues informed Harden in the first quarter of 1995 that as a result of changes in its business strategy it would discontinue offering such an insurance product by the end of 1995. On July 20, 1995, Harden obtained a binding commitment from an A+ (Superior) rated insurance carrier to underwrite the risk and provide a replacement product as of October 1, 1995. The transition to the new insurance carrier has caused several clients to reevaluate their insurance needs. In conjunction with this transition process, existing clients are required to satisfy the new carrier's underwriting standards. During the first quarter in 1996, one client who represented approximately 9% of Harden's 1995 revenues, (or 3.7% of Anchor's consolidated revenues) was advised by the new insurance carrier that it would not be accepted as a client because it did not meet its underwriting standards. As a result of the transition to the new insurance carrier, Harden has experienced a near term loss of business accounts and revenues. Management expects an improvement as new clients are added over the next six to twelve month period.

         The insurance company, an A+ (Superior) rated insurance carrier, which provided the replacement product as of October 1, 1995 informed Harden in the third quarter of 1996, that as a result of changes in its business strategy, it would discontinue offering such an insurance product by the end of February 1997. This product currently represents 51% of Harden and BRI's revenue and 27% of Anchor's total revenue.

         As of October 31, 1996, Harden obtained a commitment from an A-(Excellent) rated insurance carrier to underwrite the risk and provide a replacement product as of December 1, 1996. Management believes that the transition to the new insurance carrier will be less intrusive on Harden and BRI's clients because the replacement insurance carrier will fully assume all policies in California and the majority of policies in Arizona thereby avoiding the loss of accounts which Harden and BRI experienced earlier. The impact on Harden and BRI's revenue is expected to be minimal.

       The new replacement insurance carrier is a subsidiary of the largest HMO in Nevada. Management believes that the new insurance carrier will enable Anchor to provide the small group medical insurance market with stronger managed care components. The replacement insurance carrier's business strategy is to aggressively market group health products in a multi-state distribution system through an exclusive multi-year contract with Harden and BRI. The initial reaction of the Harden and BRI distributors has been very favorable. At the end of October 1996 Harden and BRI had received commitments for in excess of $5 million of new business premiums. Revenues from this new business would begin in January 1997.

       INTEREST INCOME. Interest income consists of interest earned on insurance premiums and other funds held in fiduciary accounts and interest earned on investments. Interest income was $81,194 and $103,883 for the nine months ended September 30, 1996 and 1995, respectively. The decrease in interest income in 1996, as compared to 1995, was primarily caused by reduced insurance premiums and other funds being held in fiduciary accounts which is directly related to business lost due to the change of primary insurance carriers referred to above.

EXPENSES

       TOTAL EXPENSES. Total operating expenses for the nine months ended September 30, 1996 were $6,532,373 a decrease of $242,869 or 3.6% as compared to the operating expenses of $6,775,242 for the same period in 1995. As discussed below, the decrease in total expenses resulted from a decrease in employee compensation and benefits offset, in part, by an increase in selling, general and administrative expenses.

       Anchor continues to monitor expenses closely as Harden and BRI transition from one insurance carrier to another for their major indemnity product. Anchor is also monitoring staffing levels as well as outside professional services. Management expects to achieve further cost reductions in connection with the recent termination of an outside vendor supplying systems support.

       EMPLOYEE COMPENSATION AND BENEFITS. Employee compensation and benefits for the nine months ended September 30, 1996 were $4,094,131 a decrease of $373,903 or 8.4% as compared to $4,468,034 for the same period in 1995. Starting in 1996, PKW went to a compensation system for all sales personnel based upon commission only versus the prior practice of paying commission plus salary. The change in 1996 was made in order to record commissions to properly match with earned revenues. In addition, this overall decrease was also attributed to normal attrition and selective downsizing at PKW, Harden and BRI, and a reclassification of certain items to selling, general and administrative expenses.

       SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $2,438,242 and $2,307,208 for the nine months ended September 30, 1996 and 1995, respectively. The $131,034, or 5.7% increase in 1996, as compared to 1995, resulted primarily from reclassification of certain items previously classified as employee compensation and benefits. General and administrative expenses include rent, travel, insurance, postage, telephone, supplies and other miscellaneous expenses.

       INTEREST EXPENSE. Interest expense totaled $279,124 and $113,677 for the nine months ended September 30, 1996 and 1995, respectively. The increase in interest expense of $165,447 in the first nine months of 1996, as compared to the same period in 1995, resulted primarily from an increase in outstanding borrowings on Anchor's existing lines of credit, and $85,000 of expense related to the Convertible Preferred Stock Offering. The successful completion of the Convertible Preferred Stock Offering and subsequent debt consolidation could materially lower interest expense. There can be no assurances as to when or whether Anchor will raise this additional capital or what the final terms and conditions will be for such capital.

       AMORTIZATION OF GOODWILL AND OTHER INTANGIBLES. Goodwill represents the excess of the cost of acquisitions over the fair value of net assets acquired. Other intangibles include covenants not to compete, customer lists and other contractual rights. Amortization of goodwill and other intangibles was $282,061 and $300,465 for the nine months ended September 30, 1996 and 1995, respectively. The decrease in amortization of goodwill and other intangibles is a result of an adjustment to goodwill in the fourth quarter of 1995 due to the subsequent adjustment of the PKW purchase price. For further information, refer to Adjustment to PKW Purchase Price, page 15, in Anchor's Annual Report on Form 10-K for the year ended December 31, 1995.

INCOME TAXES

       Anchor's expense for income taxes was $4,800 for both nine month periods ended September 30, 1996 and 1995. This $4,800 expense represents the minimum annual required tax payment due.

RESULTS OF OPERATIONS - QUARTERS ENDED SEPTEMBER 30, 1996 AND 1995

     REVENUES

       TOTAL REVENUES. Total revenues for the three months ended September 30, 1996 were $1,925,516, a decrease of $299,088, or 13.4%, as compared to
1995 third quarter revenues. The decrease in revenue resulted primarily from the insurance carrier change at Harden and BRI.

       COMMISSIONS. Commissions for the third quarter of 1996 were $851,973, a decrease of $21,245, or 2.4%, as compared to $873,218 of commissions for the third quarter of 1995. The net loss of business revenue at PKW accounted for substantially all of the decrease.

       FEES. Fees from Anchor's third-party administration (including underwriting and analysis) services for the three months ended September 30, 1996 were $1,051,095, a decrease of $256,975, or 19.6% as compared to $1,308,070 in fees for the same period in 1995. The insurance carrier change at Harden and BRI accounted for substantially all of the revenue decrease.

       INTEREST INCOME. Interest income was $21,815 and $42,146 for the three months ended September 30, 1996 and 1995, respectively. The decrease in interest income in the third quarter of 1996, as compared to 1995, resulted primarily from reduced insurance premiums and other funds held in fiduciary accounts.

     EXPENSES

       TOTAL EXPENSES. Total operating expenses for the three months ended September 30, 1996 were $2,162,200, a decrease of $77,275, or 3.5%, as compared to the operating expenses for the same period in 1995. The decrease resulted primarily from a decrease in employee compensation and benefits offset, in part, by the increase in selling, general and administrative expenses.

       EMPLOYEE COMPENSATION AND BENEFITS. Employee compensation and benefits for the three months ended September 30, 1996 were $1,331,075, a decrease of $123,356, or 8.5%, over the same period in 1995. The decrease related primarily to normal attrition and selective downsizing at PKW, Harden and BRI.

       SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $831,125 and $785,044 for the three months ended September 30, 1996 and 1995, respectively. The $46,081, or 5.9%, increase in the third quarter of 1996, as compared to the same period in 1995, resulted primarily from reclassification of certain items previously classified as employee compensation and benefits. General and administrative expenses include rent, travel, insurance, postage, telephone, supplies and other miscellaneous expenses.

       INTEREST EXPENSE. Interest expense was $76,931 and $39,876 for the three months ended September 30, 1996 and 1995, respectively. The increase in interest expense in 1996, as compared to 1995, resulted primarily from an increase in outstanding borrowings on Anchor's existing lines of credit, and expenses related to the Convertible Preferred Stock Offering. The successful completion of the Convertible Preferred Stock Offering and subsequent debt consolidation could materially lower interest expense. There can be no assurances as to when or whether Anchor will raise this additional capital or what the final terms and conditions will be for such capital.

       AMORTIZATION OF GOODWILL AND OTHER INTANGIBLES. Goodwill represents the excess of the cost of acquisitions over the fair value of net assets acquired. Other intangibles include covenants not to compete, customer lists and other contractual rights. Amortization of goodwill and other intangibles was $95,160 and $97,086 for the three months ended September 30, 1996 and 1995, respectively.

INCOME TAXES

       Anchor's minimum annual required tax payment due was reported during the first quarter of 1996 and 1995. Therefore, there was no income tax expense reported for the three month periods ended September 30, 1996 and 1995.

LIQUIDITY AND CAPITAL RESOURCES

       Anchor's business is not capital intensive and Anchor historically has had sufficient capital to meet its operating needs. Anchor reported net cash flows (used in) operations of $(472,357) for the nine months ended September 30, 1996 compared to net cash flows provided by operations of $217,013 for the nine months ended September 30, 1995. During 1996, Anchor expects to meet its operating and capital needs from cash flow derived from operations, borrowing under its existing credit agreements and use of the proceeds from
the Bridge Notes.   As of September 30, 1996 Anchor had approximately
$105,000 available on its existing lines of credit. Anchor is seeking to raise at least $500,000 from the members of the Board of Directors and other qualified investors through a Bridge Notes to supplement working capital. As of November 7, 1996 Anchor had received $180,000 in proceeds from the sale of Bridge Notes with additional funds anticipated by the end of the year. To further supplement current funding sources, Anchor is presently seeking alternative bank lines and, as described below, is seeking to raise up to $10 million from institutional investors. Liquidity would be impaired if cash flow from operations were reduced or if existing credit lines and proceeds from other debt financing were insufficient.

       During late 1995, Anchor engaged the services of an investment banker to assist in raising approximately $10 million from institutional investors through the proposed issuance of Series A Convertible Preferred Stock. Marketing of this private placement to institutional investors began in June 1996. The proceeds of this offering would be used for debt consolidation, working capital and to fund future acquisitions. At the present time, Anchor expects to offer investors preferred stock that will be convertible into shares of common stock. Anchor is continuing to have discussions with various potential investors, but has not yet obtained any commitments with respect to such financing. Consequently, there can be no assurance as to when or whether Anchor will raise additional capital or what the terms and conditions would be for such capital.

       In June 1996, Anchor engaged the services of a business consultant and investment banker to assist in raising approximately $3 million from private investors through the proposed issuance of Adjustable Notes. This engagement was canceled on July 31, 1996 as the business consultant and investment banker was unsuccessful in raising said funds.

       Anchor is currently in final negotiations with a regional San Francisco Bay Area bank to fund a $1,000,000 line of credit. The proceeds of this line of credit will be used to acquire all of the issued and outstanding shares in a potential acquisition of an insurance specialty managing general agency located in Scottsdale, Arizona. As of November 7, 1996 the proposed terms of the line of credit have not been finalized. There can be no assurances as to when or whether Anchor will obtain this line of credit or what the final terms and conditions would be for such line of credit.

       Anchor continues to raise additional funds from members of the Board of Directors and other qualified investors through the offer and sale of Bridge Notes. As of November 7, 1996 Anchor had received $180,000 with additional commitments outstanding to purchase approximately $200,000 by the end of the year. The proceeds would be used to support current and future working capital needs. There can, however, be no assurance as to when or whether Anchor will raise additional working capital or what the terms and conditions would be for such capital.

       Capital and certain acquisition related expenditures were $387,690 and $221,244 for the nine months ended September 30, 1996 and 1995, respectively. During the first quarter of 1996, RLF, an insurance agency located in Walnut Creek, California was acquired and merged into Anchor's insurance brokerage subsidiary, PKW, located in Concord, California. In addition, during the second quarter of 1996 certain property and casualty accounts of Robins and McPherson were acquired and merged into PKW. During the first quarter of 1995 certain third-party administration accounts from a company located in Stockton, California were acquired and merged in Anchor's third-party administration subsidiary, Harden, located in Concord, California.

       Short-term debt, current portion of long-term debt and current portion of long-term liabilities at September 30, 1996 totaling in the aggregate $2,070,773 (as compared to $1,830,159 at December 31, 1995) consisted of:
(a) $975,000 outstanding under a $1,000,000 revolving line of credit maintained by Anchor with a regional San Francisco Bay Area bank; (b) $345,000 outstanding under a $500,000 unsecured line of credit maintained by Anchor with another regional San Francisco Bay Area bank; (c) approximately $228,750 of future fixed payments under a consulting agreement entered into with a company affiliated with the former shareholders of BRI; (d) $150,000 representing the current portion of obligations with regard to certain real property leased by PKW prior to its acquisition by Anchor and relocation to Anchor's executive offices; and (e) $372,023 for certain other current liabilities.

       On September 8, 1996 the $1,000,000 line of credit expired. The bank has notified Anchor that it no longer will continue to extend credit to Anchor because Anchor's performance has not met the bank's expectations. The bank has given Anchor 120 days, or until January 7, 1997 to make arrangements to replace the credit facility. Anchor will work with the bank to move the credit facility to another bank or use proceeds from the Convertible Preferred Stock Offering (Note 4) to satisfy the obligation. The interest rate on the $1,000,000 line of credit is at the lending bank's prime rate. The line of credit requires Anchor to maintain shareholders' equity of at least $800,000. Anchor's shareholders' equity as of September 30, 1996 was $684,488. However, in November 1996, Anchor received commitments to convert the $600,000 Series A Debenture and $220,000 of Debentures into 607,407 shares of Anchor's Common Stock at $1.35 per share. When completed, the conversion will reduce Anchor's outstanding indebtedness by $820,000 and increase shareholders' equity by $820,000 (see Note 8 above).

       In 1995 the bank that provided Anchor with the $1,000,000 line of credit also provided Anchor with equipment financing loans of $125,000 and $62,000 for equipment purchased with operating capital. The proceeds from the $125,000 equipment financing loan were then used to reduce the outstanding balance on said $1,000,000 line of credit.

       The $500,000 unsecured line of credit expired on July 30, 1996. The credit line has been renewed with the bank in the amount of $450,000 for
twelve months and matures on October 20, 1997.   The interest rate on the
$450,000 line of credit has an interest rate equal to the lending bank's prime rate plus 1.5%.

       At September 30, 1996 long-term liabilities, less the current portion discussed above, totaled $2,315,566 (as compared to $2,412,852 at December 31, 1995) and primarily consisted of: (a) convertible debentures in the total amount of $955,000; (b) approximately $282,000 of future fixed payments under the consulting agreement mentioned above with a company affiliated with the former shareholders of BRI; (c) approximately $280,000 representing the long-term portion of obligations with regard to certain real property leased by PKW prior to its acquisition by Anchor and relocation to Anchor's executive offices; (d) approximately $281,00 represents deferred rent with regard to certain real property currently leased by Anchor; (e) subordinated bridge notes of $180,000; and (f) approximately $337,566 for certain other long-term liabilities. In May 1995, PKW entered into a sublease with respect to 82% of PKW's prior office space. The sublease expires on September 30, 1997 (unless extended by the subtenant through November 30, 1999, the date on which the term of the master lease expires) and requires PKW to provide a multi-year rent subsidy. In December 1995, PKW entered into a sublease with respect to an additional 10% of PKW's prior office space. The sublease expires on November 30, 1999 and requires PKW to provide a multi-year rent subsidy. The amounts classified as short and long-term liability with respect to the PKW leases reflect such subsidy and are based upon the assumptions that: (a) the subtenant of the May 1995, sublease will exercise its option to extend the lease through 1999; and (b) the remaining 8% of such office space will be subleased in 1997.

       Anchor has not paid cash dividends in the past and does not expect to pay cash dividends in the foreseeable future.

STRATEGY

       Anchor's strategy is to strengthen its core health insurance and property and casualty (including workers' compensation) insurance businesses by: (a) continuing to develop specialized affiliated business units that target selected insurance industry market segments defined by industry type, geographic location and consumer demographics; (b) establishing new products and services; (c) strengthening management, sales and marketing staff; and
(d) seeking to acquire and integrate compatible insurance brokerage and administration businesses in the Western United States. In connection with this strategy, Anchor regularly considers acquisition opportunities. To date, acquisitions by Anchor have involved both relatively small acquisitions of insurance brokerage and administration accounts as well as larger acquisitions of insurance brokerage companies, such as PKW, and third-party administrators, such as BRI. Anchor expects to continue to pursue appropriate acquisition opportunities, and believes that its status as a public company enhances its ability to make acquisitions and continue its expansion strategy. Although Anchor is engaged in discussions with third parties regarding potential acquisitions, as of November 7, 1996 it did not have any binding agreements with respect to acquisitions. No assurances can be given with respect to the likelihood, or financial or business effect, of any possible future acquisition.

       As part of Anchor's strategy to create the premier regional publicly traded insurance brokerage/administrator in the Western United States, it expects to obtain additional momentum by using its larger operating base to attract public and private financing. Such funding would be available to Anchor for future acquisition, expansion, and consolidation of its insurance operations.

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

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A. Exhibits

  4.6     Form of 10% Subordinated Bridge Note.

  4.6a Form of Warrant to Purchase Shares of Common Stock of Anchor Pacific Underwriters, Inc.

 10.22    Industrial Real Estate Lease (Multi-Tenant Facility) dated
          September 12, 1996 between Palo Cristi Airpark II, L.L.C., and Benefit Resources, Inc.

 27.0     Financial Data Schedule

B.  Reports on Form 8-K

     None

                                      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Anchor has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              ANCHOR PACIFIC UNDERWRITERS, INC.




Date: November 7, 1996        /s/ James R. Dunathan
     --------------------     -------------------------------------
                              James R. Dunathan
                              President and Chief Executive Officer



Date: November 7, 1996        /s/ Earl Wiklund
     --------------------     -------------------------------------
                              Earl Wiklund
                              Senior Vice President and Chief Financial Officer