Form 10-K405
period 1996-12-31
ANCHOR PACIFIC UNDERWRITERS INC
filed 1997-03-28
CIK 317781

================================================================================
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996  COMMISSION FILE NUMBER: 0-9628
                                      OR

 [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

  FOR THE TRANSITION PERIOD FROM [         ] TO [          ]

                               ----------------

                       ANCHOR PACIFIC UNDERWRITERS, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                DELAWARE                                 94-1687187
    (STATE OR OTHER JURISDICTION OF                   (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)                  IDENTIFICATION NO.)

     1800 SUTTER STREET, SUITE 400                          94520
          CONCORD, CALIFORNIA                             (ZIP CODE)
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (510) 682-7707

                               ----------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                     None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                         Common stock, $.02 par value

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    Yes [X]    No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 14, 1997 was $2,726,333.

  As of March 14, 1997, the Registrant had 4,496,733 shares of common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Proxy Statement to be mailed to stockholders in connection with the Registrant's 1997 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

  Exhibit Index is on page 19

================================================================================

                                    PART I

ITEM 1. BUSINESS

SUMMARY

  Anchor Pacific Underwriters, Inc. is a Delaware corporation that is primarily engaged in insurance brokerage and administration through its five direct and indirect wholly-owned subsidiaries listed in the chart below. Anchor Pacific Underwriters, Inc. and its subsidiaries are collectively referred to as "Anchor" unless the context otherwise requires.

                       ANCHOR PACIFIC UNDERWRITERS, INC.
                           (a Delaware corporation)
                                Holding Company
                                       |
                                       |
________________________________________________________________________________
           |                           |                         |
           |                           |                         |
    HARDEN & COMPANY       PUTNAM, KNUDSEN & WIEKING   ANCHOR PACIFIC PREMIUM
INSURANCE SERVICES, INC.  (a California corporation)       FINANCE COMPANY
      (a California           Property & Casualty           (a California
      corporation)                 Insurance                corporation)
    Employee Benefits     Targeted Industry Brokerage    Property & Casualty
      Administrator                                       Premium Financing
 Group Health Insurance
           |
________________________
     |            |
  BENEFIT      PLANNED
 RESOURCES,     BENEFITS
    INC.       SERVICES,
(an Arizona      INC.
corporation)  (an Arizona
  Employee    corporation)
  Benefits     Insurance
Administrator  Brokerage
   Group
   Health
 Insurance

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

  Anchor markets the products and services of more than 50 commercial insurance companies and over a dozen managed care and preferred provider organizations. The marketing of products and services is carried out through 16 direct sales representatives and over 500 independent insurance brokers. Anchor's customer base is in the Western United States, primarily in California and Arizona. For the fiscal year ended December 31, 1996, Anchor generated $7.9 million in revenues.

  The principal executive offices of Anchor are located approximately 30 miles east of San Francisco, California, at 1800 Sutter Street, Suite 400, Concord, California 94520.

HISTORY

  Anchor was organized in 1986 as a California general partnership for the specific purpose of acquiring Harden & Company Insurance Services, Inc., a third-party employee benefits administrator ("Harden"), from Alex Brown Financial Group. Anchor was reorganized as a private California corporation in March 1987, and became a public reporting Delaware corporation in January 1995.

  Since its inception, Anchor has expanded its insurance and financial service capabilities through internal growth as well as a series of acquisitions. From 1986 through 1990, Anchor, through Harden, focused on providing administrative services for group insurance benefit plans. In 1990, Anchor began to diversify its business by providing property, casualty and workers' compensation insurance products and services, as well as offering market studies and program analysis for certain non-profit associations who had endorsed Anchor's products.

  From 1990 through 1992, Anchor expanded its property and casualty business by: (a) acquiring certain assets, including insurance brokerage accounts, from four property and casualty brokerage firms; and (b) organizing Anchor Pacific Premium Finance Company, a California corporation ("APPFCO"), to complement its property and casualty business by providing premium financing to Anchor's clients. Anchor continued its expansion strategy by acquiring Benefit Resources, Inc. ("BRI"), a third-party employee benefits administrator located in Scottsdale, Arizona in August 1994; Putnam, Knudsen & Wieking, Inc. ("PKW"), a property and casualty insurance brokerage company located in Oakland, California, in October 1994; certain third-party administration accounts from Dutcher Insurance Agency, Inc. ("Dutcher"), located in Stockton, California, in February 1995; R. L. Ferguson Agency ("RLF"), a property and casualty insurance brokerage company located in Walnut Creek, California, in March 1996; certain property and casualty accounts from Norman I. Robins ("Robins"), in April 1996; and certain property and casualty accounts from John R. McPherson ("McPherson"), in May 1996. Anchor expects to continue to expand its insurance brokerage and administration businesses and to explore other complementary expansion opportunities.

  On January 6, 1995, Anchor merged with System Industries, Inc. ("System"). As a result of the merger, Anchor became a public company. For accounting purposes, the merger has been treated as a recapitalization of Anchor with Anchor as the acquirer (reverse acquisition). The historical financial statements prior to January 6, 1995 are those of Anchor. These historical financial statements have been restated to give effect to this recapitalization. Upon consummation of this merger, shareholders of System received one share of Anchor's common stock and one warrant to purchase one share of Anchor common stock for every 42.3291 shares of issued and outstanding System common stock. In addition, certain creditors of System were to receive 5% of Anchor's common stock and one warrant to purchase one share of Anchor common stock.

OPERATIONS

 Insurance Brokerage

  Anchor engages in the insurance brokerage business which was started in 1990 through an acquisition and has grown since then principally due to additional acquisitions, the largest being PKW which was acquired in 1994. This segment of Anchor's business focuses on property and casualty (both commercial and personal lines), health, life and disability, as well as workers' compensation. PKW acts as an agent on behalf of insurers and other intermediaries in soliciting, negotiating and effecting contracts of insurance, and as a broker in procuring insurance contracts on behalf of insureds. Insurance brokerages tend to build long-term relationships with their clients, with the initial placement of insurance coverage typically resulting in subsequent annual renewals.

  As an insurance agent and broker, PKW derives income from the sale of insurance products and services and the receipt of commissions generated therefrom. Commissions, which generally are based on a percentage of gross premiums, and contingent commissions, which are generally based on the insurance carriers underwriting profits derived over a given period of time, can vary substantially within the insurance industry. These commissions depend on a number of factors, including the type of insurance, the amount of the premium, the insurance carrier's loss experience with respect to policies placed by Anchor, and the scope of the services that Anchor renders. Anchor derived 43%, 40% and 27% of its revenues in 1996, 1995 and 1994, respectively, from its insurance brokerage activities. Since it acquired PKW, Anchor has devoted a substantial effort to the financial and management reorganization of this business segment with particular emphasis on improving operating procedures which has resulted in improved operating results.

 Third-Party Claims Administration and Employee Benefits Consulting

  The employee benefits business segment of Anchor is conducted through Harden and BRI and primarily involves third-party health benefits administration activities. This business segment engages in designing, implementing and administering health benefit plans for employer groups of various sizes. Administration services provided by Harden and BRI include receiving and managing employer plan contributions and/or premium payments, monitoring employee and dependent eligibility, preparing required government and tax reports, handling day-to-day administration, reviewing and analyzing claims data for coverage, and managing the claims settlement process. Anchor, through Harden and BRI, also helps develop insurance products and services tailored to the specific needs of the client, provides risk analysis, determines appropriate benefit and funding levels for particular insurance programs, and conducts loss control and cost studies for insurance companies and self-insured employers. As compensation for its claims administration services, Harden and BRI generally receive fees based on a percentage of premium collected, or on a per capita basis. Anchor derived 57%, 59% and 72% of its revenues in 1996, 1995 and 1994, respectively, from its third-party administration activities.

  Fee revenues generated by Anchor in 1996 from third-party administration services included revenues generated by Harden and BRI. A significant portion of Harden and BRI fee revenues generated from new clients relate to an insurance product underwritten by one insurance carrier, which is an A- (Excellent) rated insurance carrier.

  Harden's third-party administration revenues are substantially derived from:
(a) an insurance product underwritten by two insurance carriers, which are rated A+ (Superior) and A- (Excellent); and (b) the administration of insurance programs underwritten by various insurance carriers for a number of self-insured employers. The insurance product referred to in (a) above, accounted for approximately 46% of Harden's revenues (or approximately 18% of Anchor's total revenues) in 1996, and revenues related to the administration self-insured programs accounted for 52% of Harden's revenues in 1996. Self-insurance is a program in which a client assumes a manageable portion of its insurance risks, usually (although not always) placing the less predictable and larger loss exposure with an excess insurance carrier.

  The insurance company which offered the product that accounted for 65% of Harden's third-party administration revenues in 1994 informed Harden that as a result of changes in its business strategy, it was discontinuing to offer such an insurance product by year end 1995. Harden then obtained a binding commitment on July 20, 1995 from an A+ (Superior) rated insurance carrier to underwrite the risk and provide a replacement product as of October 1, 1995. The transition to the new carrier caused some clients to reevaluate their insurance needs. In conjunction with this transition process, existing clients were required to satisfy the new insurance carrier's underwriting requirements. During the first quarter of 1996, one client who represented approximately 9% of Harden's 1995 revenues (or 3.7% of Anchor's consolidated revenues) was advised by the new insurance carrier that it did not meet its underwriting standards. As a result of the transition to the new insurance carrier, Harden experienced a near term loss of business accounts and revenues.

  The A+ (Superior) rated insurance carrier, which provided the replacement product as of October 1, 1995, informed Harden in the third quarter of 1996, that as a result of changes in its business strategy, it would discontinue offering such an insurance product by the end of February 1997. This product had represented 39% of Harden and BRI's revenue and 22% of Anchor's total revenue.

  As of October 31, 1996, Harden obtained a commitment from an A- (Excellent) rated insurance carrier to underwrite the risk and provide a replacement product effective December 1, 1996. Unlike the previous transition, management believes that the transition to the new insurance carrier will be less disruptive for Harden and BRI's clients because the replacement insurance carrier will fully assume all policies in California and the majority of policies in Arizona, thereby avoiding the loss of accounts which Harden and BRI experienced earlier. The impact on Harden and BRI's revenue is expected to be minimal.

  The new replacement insurance carrier is a subsidiary of the largest HMO in Nevada. Management believes that the new insurance carrier will enable Anchor to provide the small group medical insurance market with stronger managed care components. The replacement insurance carrier's business strategy is to aggressively market group health products in a multi-state distribution system through an exclusive multi-year contract with Harden and BRI. The initial reaction of the Harden and BRI distributors has been very favorable. Harden and BRI began to receive revenues from this new business in January 1997.

 Insurance Premium Financing

  Anchor, through Anchor Pacific Premium Finance Company ("APPFCO"), in the past has provided insurance premium financing services primarily to property and casualty clients of PKW. During 1996, Anchor derived less than 1% of its revenue from its insurance premium financing activities as compared to approximately 1% in 1995 and 1994. This reduction in revenue was due primarily to Anchor's placing a greater share of its premium financing through other financing facilities that were more competitively advantageous to the client. As a result of this continued reduction in revenue, management is reviewing whether to close down these insurance premium financing services during 1997, and in so doing, discontinue APPFCO operations.

RECENT DEVELOPMENTS/BUSINESS STRATEGY

  Anchor's strategy is to strengthen its core health insurance and property and casualty (including workers' compensation) insurance businesses by: (a) continuing to develop specialized affiliated business units that target selected insurance industry market segments defined by industry type, geographic location and consumer demographics; (b) establishing new products and services; (c) strengthening management, sales and marketing staff; and (d) seeking to acquire and integrate compatible insurance brokerage and administration businesses in the Western United States. In connection with this strategy, Anchor regularly considers acquisition opportunities. To date, acquisitions by Anchor have involved both relatively small acquisitions of insurance brokerage and administration accounts as well as larger acquisitions of insurance brokerage companies, such as PKW, and third-party administrators, such as BRI. Anchor expects to continue to pursue appropriate acquisition opportunities, and believes that its status as a public company enhances its ability to make acquisitions and continue its expansion strategy. Anchor continues to engage in discussions with third parties regarding potential acquisitions and mergers. As of March 14, 1997, it had entered into one letter of intent with a third-party administration firm based in Fresno, California. Management presently anticipates closing this acquisition in the second quarter of 1997. There are no other pending acquisitions currently under letter of intent. No assurances can be given with respect to the likelihood, or financial or business effect, of any possible future acquisition or merger.

  As part of its strategy to create the premier regional publicly traded insurance brokerage/administrator in the Western United States, Anchor has sought to obtain additional momentum by using its publicly traded shares to attract additional public and private financing. Such funding would be used to finance future expansion of Anchor's insurance operations.

EMPLOYEES

  As of March 14, 1997, Anchor and its subsidiaries employed approximately 115 full-time employees. None of its employees is presently represented by a union or covered by a collective bargaining agreement. Anchor believes its employee relations are good.

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

  Other factors, such as client uncertainty about the effect of health care reform, could also affect Anchor's business. Anchor believes that its expertise in two areas frequently identified in health care reform proposals (managed care and managed competition), combined with its strategy of serving middle market clients, leave it well positioned to operate effectively in a managed care and managed competition environment. Anchor also believes that in the current political environment, the United States will experience incremental, rather than sudden comprehensive changes in health care regulations. It is not possible at this time, however, to predict the effect that any future health care reform legislation will have on Anchor's business condition or operations. Anchor is unaware of any current regulatory proposals that could have any material effect on its liquidity, capital resources or operations.

INFLATION

  Historically, inflation has impacted commission revenues by, among other things, increasing property replacement costs and workers' compensation and liability claims, thereby causing some clients to seek higher levels of insurance coverage and, in turn, pay higher premiums. During the past several years, the United States has experienced very rates of inflation along with gradual business expansion. Consequently, inflation has had minimal impact on insurance prices in the United States during the past several years.

COMPETITION

  The insurance brokerage and service business is highly competitive and there are many insurance brokerage and service organizations who actively compete with Anchor in every area of its business. Anchor competes directly with national insurance brokerages, insurance companies and health maintenance organizations that market their own products, through independent agencies, brokers and third-party administrators, as well as with entities which self insure or sponsor other insurance programs. Many of these competitors are larger than Anchor and have greater resources. Anchor seeks to compete by specializing in specific market segments, developing specialty products for those markets, and maintaining relationships with consumers by providing personal service normally associated with small local businesses, together with the expertise, flexibility and diversity of products that can only be provided by a larger broker. Anchor's claims administration operations compete with independent claims administration firms and with similar operations conducted by subsidiaries of large insurance companies and insurance brokerage companies.

  Anchor believes it has several competitive advantages, including: (a) a growing market share within its current operating territory as one of the top twelve insurance firms in the Northern California Bay Area; (b) proven ability to identify and close acquisitions; (c) a public equity currency; and (d) an experienced management team whose operating philosophy is committed to preserving and enhancing acquired companies' value.

ITEM 2. PROPERTIES

  Anchor leases approximately 32,099 rentable square feet of office space at its executive offices at 1800 Sutter Street, Suite 400, Concord, California 94520. From November 1, 1994 through October 31, 1999, Anchor must pay rent of $1.40 per rentable square foot per month (approximately $44,939 per month), and from November 1, 1999 through October 31, 2004, Anchor must pay rent of $1.75 per rentable square foot per month (approximately $56,173 per month). Anchor also has an option to lease additional office space at its executive offices in Concord.

  In addition to Anchor's leased space, PKW leases approximately 13,128 rentable square feet of office space in Oakland, California, and BRI leases approximately 6,992 rentable square feet of office space in Scottsdale, Arizona. PKW must pay rent of between $1.75 and $2.00 per rentable square foot per month under its lease, which expires on November 30, 1999. Under its lease, which expires on May 31, 2002, BRI must pay rent of between $0.84 and $0.90 per rentable square foot per month, plus operating expenses. PKW relocated its offices in December 1994 to Anchor's office space in Concord, California and subleased its offices in Oakland. BRI relocated its offices on February 28, 1997, when its prior lease expired.

  In May 1995 and December 1995, PKW entered into subleases with respect to 82% and 10%, respectively, of PKW's prior office space in Oakland. The amounts, classified as short and long-term liabilities with respect to the PKW leases, reflect the shortfall between sublease income to be received and PKW's lease expense to be paid and are based upon the assumptions that: (a) the subtenant in the May 1995, sublease will exercise its option to extend its lease through 1999, and (b) the remaining 8% of such office space will be subleased in 1997.

ITEM 3. LEGAL PROCEEDINGS

  Anchor and its subsidiaries are parties from time to time to various lawsuits that arise in the normal course of business. Management is not aware of any lawsuits to which Anchor or its subsidiaries is currently a party or to which any property of Anchor or any of its subsidiaries is subject, which might materially adversely affect the financial condition or results of operations of Anchor.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

EXECUTIVE OFFICERS OF THE REGISTRANT

  The following information is provided regarding certain executive officers of Anchor and/or its subsidiaries.

                                                                          HELD
 NAME                          AGE               POSITION                 SINCE
 ----                          ---               --------                 -----
 James R. Dunathan...........   60 President, Chief Executive Officer     1987
                                   and Director
 Earl Wiklund................   49 Senior Vice President, Chief           1987
                                    Financial Officer, Secretary and
                                    Director
 Lynn A. Boyd................   52 President, Harden                      1996
 Donald B. Putnam............   64 Chairman of Executive Committee, PKW   1994
                                   and Director
 James P. Wieking............   65 Executive Vice President of PKW and    1994
                                   Director

  JAMES R. DUNATHAN, President, Chief Executive Officer and Director. Mr. Dunathan has over 38 years of experience in the insurance industry, including eight years as an officer of an Ohio insurance company, 12 years as President of an independent insurance holding company in Florida, seven years as Vice President and General Manager of an insurance system software vendor and several years as a sales and marketing consultant. He joined Harden in 1985 and initiated the formation of Anchor in late 1986. Mr. Dunathan served as a member of the Board of Directors of the Professional Insurance Agents Association for 11 years and as President of such Association from 1975 to 1976. Currently Mr. Dunathan serves on the Business Leaders Alliance for Contra Costa County, appointed by the Board of Supervisors. Mr. Dunathan completed his undergraduate studies at Ohio State University in 1954; and served actively in the U.S. Navy until 1960 as a naval aviator while he continued graduate work at the U.S. Armed Forces Institute in Japan. His family has been involved in the insurance industry since 1880.

  EARL WIKLUND, Senior Vice President, Chief Financial Officer, Secretary and Director. Mr. Wiklund is also the Chief Executive Officer of the Company's Harden and BRI subsidiaries. He has over 25 years of experience in various operational, administrative and financial management positions. Prior to joining Harden in 1984, Mr. Wiklund's career included 10 years as Controller/Treasurer of a retail chain of 165 stores in five western states with $100 million in annual sales. In addition, he was Managing Director of a large statewide non-profit trade association, representing the interests of its members at the California State Legislature. Most recently he served as Treasurer for the Independent Administrators Association, as member of the Legislative Committee, as well as member of the Board of Directors of such Association. Mr. Wiklund graduated from California State University, Sacramento, with a B.S. degree and received his M.B.A. at St. Mary's College. He also serves as Chairman of Anchor's Audit, Budget & Finance Committee.

  LYNN A. BOYD, CLU, CHFC, President, Harden. Mr. Boyd joined Harden in 1991. He has over 25 years experience in the group health insurance field including positions with Blue Cross, Clifton & Company, Curtis Day & Company and Sher Associates. His sales responsibilities at Harden primarily focus on the production of self-insured and large case fully insured accounts. Mr. Boyd also is responsible for general oversight and management of the sales, underwriting and administration departments of Harden and serves on the Harden Executive Committee. He received his B.S. and B.A. degrees from the University of Colorado and the University of Denver with majors in Finance and Accounting.

  DONALD B. PUTNAM, CPCU, Director. Mr. Putnam is Chairman of the Executive Committee of PKW. An insurance professional with over 38 years of experience, Mr. Putnam has been actively involved as a director or officer of many California insurance associations and served as Director of the National Association of Insurance Brokers (NAIB) and Intersure, an international affiliation of insurance brokers. He also recently served as Chairman of the NAIB-PAC. Mr. Putnam is a Business School graduate from the University of California, Berkeley.

  JAMES P. WIEKING, Director. Mr. Wieking is the Executive Vice President and serves on the Executive Committee of PKW. He has been active in the insurance business for 38 years. Mr. Wieking was formerly the owner of Wieking Connolly & Associates in Oakland, which merged with PKW in 1983. Mr. Wieking has been involved in various civic and professional associations and has served as a Board member of the Pacific Network Group and the Independent Insurance Agents Association, in Oakland. He is a graduate of the University of California, Berkeley.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

  Prior to the consummation of the merger with System, Anchor was a privately held California corporation with approximately 63 shareholders. Consequently, there was no established trading market for Anchor's common stock. As of March 14, 1997, there were approximately 4,496,733 shares of Anchor's common stock outstanding, held by approximately 2,000 shareholders of record. As of March 14, 1997, there also were warrants to purchase 374,120 shares of common stock of Anchor outstanding.

  Since the January 1995 merger with System, Anchor's shares of common stock have publicly traded on the OTC Bulletin Board (Symbol: APUX). At such time it meets certain minimum market capitalization requirements, Anchor intends to seek to list its shares on The Nasdaq Small-Cap Market; however, there can be no assurance as to when or whether such shares will be so listed.

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

                       ANCHOR PACIFIC UNDERWRITERS, INC.
                            SELECTED FINANCIAL DATA

                            1996         1995         1994         1993        1992
                            ----         ----         ----         ----        ----
Revenues(/1/)........... $ 7,994,484  $ 8,761,278  $ 6,091,165  $4,767,820  $4,436,728
Income (Loss) before
 other expenses,
 net(/1/)............... $  (703,696) $  (235,999) $    63,349  $  232,674  $  174,567
Net (Loss).............. $(1,405,800) $  (867,029) $  (650,489) $   (1,662) $  (92,585)
Earnings (Loss) Per
 Share(/2/)............. $     (0.37) $     (0.23) $     (0.22) $    (0.01) $    (0.03)
Weighted Average Shares
 Outstanding(/2/) ......   3,759,275    3,819,605    3,022,658   2,715,918   2,690,588
Cash Flow From
 Operations (Deficit)... $  (786,971) $   178,590  $  (537,714) $  345,909  $  289,780
Total Assets............ $10,511,439  $12,732,433  $13,134,383  $7,689,637  $8,177,374
Total Long-Term
 Liabilities............ $   922,950  $ 2,412,852  $ 1,656,269  $  514,651  $  720,302
Shareholders' Equity.... $ 1,107,231  $ 1,563,032  $ 2,740,463  $1,889,987  $1,870,023

(1) Consistent with Anchor's audited financial statements set forth elsewhere in this Annual Report, both revenues and income (Loss) before other expenses, net, include interest income.
(2) Earnings (Loss) per share and weighted average shares outstanding have been retroactively restated to reflect effects of the 10 for 1 stock split effected January 6, 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BACKGROUND

  Anchor was organized in 1986 as a California general partnership for the specific purpose of acquiring Harden, a third-party employee benefits administrator. Anchor was reorganized as a private California corporation in March 1987, and became a public reporting Delaware corporation on January 6, 1995, when it merged with System.

  Since its inception, Anchor has expanded its insurance and financial service capabilities through internal growth and a series of acquisitions. Anchor in August 1994, acquired BRI, a third-party administrator located in Scottsdale, Arizona; in October 1994, acquired PKW, a property and casualty insurance brokerage company located in Oakland, California; in February 1995, acquired certain third-party administration accounts from Dutcher; in March 1996, acquired RLF, a property and casualty insurance brokerage company located in Walnut Creek, California; in April 1996, acquired certain property and casualty accounts from Robins; and in conjunction with PKW, acquired certain property and casualty accounts from McPherson, in May 1996. Anchor expects to continue to expand its insurance brokerage and administration businesses and to explore other complementary expansion opportunities.

  Historically, Anchor derived a majority of its revenues from third-party administration services. As a result of its acquisitions of PKW in October 1994; the March 1996 acquisition of RLF; the April 1996 acquisition of accounts from Robins; and the May 1996 acquisition of accounts from McPherson, Anchor has significantly increased the percentage of its revenues that are derived from property and casualty insurance brokerage activities.

RESULTS OF OPERATIONS--YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

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

  Fluctuations in premiums charged by insurance companies may materially affect commission revenues. During the last eight years, the property and casualty insurance industry has experienced a "soft market" where the underwriting capacity of insurance companies expanded, stimulating an increase in competition and a decrease in premium rates, thereby reducing related commissions and fees. In addition to the soft market for property and casualty insurance, workers' compensation reform in California has had the effect of reducing workers' compensation insurance premiums resulting in reduced commissions generated by the sale of related insurance products. Although some sources in the insurance industry have predicted future premium increases, the likelihood of rate increases in the near future remains uncertain. Anchor believes that revenues generated from anticipated future growth and continued diversification of its business will offset weaknesses in the property and casualty market and any loss of revenues that may result from workers' compensation reform.

  Anchor has taken steps to strengthen the sales management at both PKW and BRI by hiring seasoned sales and marketing executives to take over marketing responsibilities. Product development and new product sales continue to be a top priority, as does geographical diversification into other states and marketing territories. Marketing for new business coinciding with the release of new products by Harden and BRI began in 1996. Market reaction to these changes has been encouraging and the increase in new revenue is beginning to match prior periods of production.

Furthermore, Harden and BRI have been successful in securing an alternative insurance carrier to strengthen and broaden their product offerings in the small group market, as well as facilitate geographic diversification. This new insurance carrier has negotiated a multi-year, exclusive contract with Harden and BRI which management believes will enhance sales opportunities in California and Arizona. Initial market reaction to this change has been encouraging.

REVENUES

  Total Revenues. Total revenues for 1996 were $7,994,484, a decrease of $766,794, or 8.8%, as compared to 1995 revenues. The decrease resulted primarily from net lost business due to the change in the underwriting requirements imposed by the new insurance carrier for Harden, as discussed further below. Anchor's revenues vary from quarter to quarter as a result of the timing of policy renewals and net new/lost business production, whereas expenses are fairly uniform throughout the year. Total revenues for 1995 were $8,761,278, an increase of $2,670,113, or 43.8%, over 1994 revenues of $6,091,165. The increase resulted primarily from the inclusion of the operations of PKW and BRI for the entire year in Anchor's consolidated financial statements.

  Commissions and fees make up substantially all of Anchor's revenues. The following table sets forth the percentages of Anchor's revenues attributable to insurance brokerage services (for which commissions are generated), and third-party administration, underwriting and risk analysis services (for which fees are generated), for the three years ended December 31, 1996, 1995 and 1994. Also included is the percentage of revenues generated from premium finance activities.

                                                     YEAR ENDED DECEMBER 31,
                                                   ---------------------------
                                                    1996      1995      1994
                                                    ----      ----      ----
      Insurance Brokerage Commissions.............      43%       40%       27%
      Third-Party Administration Fees.............      57%       59%       72%
      Premium Financing...........................       0%        1%        1%
                                                   -------   -------   -------
        Total.....................................     100%      100%      100%
                                                   =======   =======   =======

  Historically, Anchor derived a majority of its revenues from third-party administration services. In light of its acquisitions of PKW in October 1994; RLF in March 1996; the account acquisitions of Robins in April 1996; and McPherson in May 1996, Anchor expects to continue to experience an increase in the percentage of its revenues that are derived from insurance brokerage activities.

  Commissions. Commissions for insurance brokerage services are reported net of sub-broker commissions and generally are recognized as of the effective date of the insurance policy, except for commissions on installment premiums which are recognized periodically as billed. Commissions for 1996 were $3,370,406, a decrease of $51,908, or 1.5%, as compared to $3,422,314 of commissions for 1995. The decrease resulted from net lost business largely due to the continuing soft property and casualty market and the effects of open-rating in workers' compensation. Commissions for 1994 were $1,647,189. The higher commissions generated in 1995, as compared to 1994, were attributable entirely to the PKW acquisition.

  Based upon recent experience, management presently anticipates that commission revenues generated from the sale of workers' compensation insurance, which accounted for approximately 15% of commission revenues (or 7% of Anchor's total revenues) in 1996, may decrease in 1997 as a result of workers' compensation reform in California. Anchor believes, however, that revenues generated from anticipated growth and continued diversification of its business will continue to substantially offset any loss of revenues that may result from workers' compensation reform.

  Fees. Fees from Anchor's third-party administration (including underwriting and risk analysis) services for 1996 were $4,510,680, a decrease of $675,622, or 13.0%, as compared to $5,186,302 in fees for 1995. This loss of fee income is the direct result of changes in the underwriting insurance carriers for Harden and BRI and is discussed in more detail below. Fee revenues for 1994 were $4,329,238. The higher fee revenues for 1995, as compared to 1994, were attributable primarily to the acquisition of BRI.

  Fee revenues generated by Anchor in 1996 from third-party administration services included revenues generated by Harden and BRI. A significant portion of Harden and BRI fee revenues generated from new clients relate to an insurance product underwritten by one insurance carrier, which is an A- (Excellent) rated insurance carrier.

  Harden's third-party administration revenues are substantially derived from:
(a) an insurance product underwritten by two insurance carriers, which are rated A+ (Superior) and A- (Excellent); and (b) the administration of insurance programs underwritten by various insurance carriers for a number of self-insured employers. The insurance product referred to in (a) above accounted for approximately 46% of Harden's revenues (or approximately 18% of Anchor's total revenues) in 1996, and revenues related to the administration self-insured programs accounted for 52% of Harden's revenues in 1996. Self-insurance is a program in which a client assumes a manageable portion of its insurance risks, usually (although not always) placing the less predictable and larger loss exposure with an excess insurance carrier.

  The insurance company which offered the product that accounted for 65% of Harden's third-party administration revenues in 1994 informed Harden that as a result of changes in its business strategy, it was discontinuing to offer such an insurance product by the 1995 year end. Thereafter, Harden obtained a binding commitment on July 20, 1995 from an A+ (Superior) rated insurance carrier to underwrite the risk and provide a replacement product as of October 1, 1995. The transition to the new carrier caused some clients to reevaluate their insurance needs. In conjunction with this transition process, existing clients were also required to satisfy the new insurance carrier's underwriting requirements. During the first quarter of 1996, one client who represented approximately 9% of Harden's 1995 revenues (or 3.7% of Anchor's consolidated revenues) was advised by the new insurance carrier that it did not meet its underwriting standards. As a result of the transition to the new insurance carrier, Harden experienced a near term loss of business accounts and revenues.

  This new insurance company, the A+ (Superior) rated insurance carrier, which provided the replacement product as of October 1, 1995, informed Harden in the third quarter of 1996, that as a result of changes in its business strategy, it too would discontinue offering such an insurance product by the end of February 1997. This product had represented 51% of Harden and BRI's revenue and 27% of Anchor's total revenue.

  As of October 31, 1996, Harden obtained a commitment from an A- (Excellent) rated insurance carrier to underwrite the risk and provide a replacement product effective December 1, 1996. Management believes that the transition to the new insurance carrier will be less disruptive for Harden and BRI's clients than the first transition because the replacement insurance carrier will fully assume all policies in California and the majority of policies in Arizona thereby avoiding the loss of accounts which Harden and BRI experienced earlier. The impact on Harden and BRI's revenue is expected to be minimal.

  The new replacement insurance carrier is a subsidiary of the largest HMO in Nevada. Management believes that the new insurance carrier will enable Anchor to provide the small group medical insurance market with stronger managed care components. The replacement insurance carrier's business strategy is to aggressively market group health products in a multi-state distribution system through an exclusive multi-year contract with Harden and BRI in California and Arizona. The initial reaction of the Harden and BRI distributors has been very favorable. Harden and BRI began to receive revenues from this new business in January 1997.

  Interest Income. Interest income consists of interest earned on insurance premiums and other funds held in fiduciary accounts and interest earned on investments. Interest income was $111,656, $145,156 and $112,411 in 1996, 1995 and 1994, respectively. The decrease in interest income in 1996, as compared to 1995, was primarily caused by reduced insurance premiums and other funds being held in fiduciary accounts, which is directly related to business lost due to the change of primary insurance carriers referred to above. The increase in interest income in 1995, as compared to 1994, resulted primarily from a larger amount of insurance premiums and other funds held in fiduciary accounts due to the acquisitions of PKW and BRI.

EXPENSES

  Total Expenses. Total operating expenses for 1996 were $8,698,180, a decrease of $299,097, or 3.3%, as compared to 1995 operating expenses of $8,997,277. As discussed below, the decrease in total expenses resulted from a decrease in employee compensation and benefits offset, in part, by an increase in selling, general and administrative expenses. Total operating expenses for 1995 increased $2,969,461, or 49.3%, over operating expenses for 1994 of $6,027,816. The increase resulted primarily from the inclusion of the operations of PKW and BRI for the entire year in Anchor's consolidated financial statements.

  Anchor continues to monitor expenses closely as Harden and BRI transition from one insurance carrier to another for their major indemnity product. Anchor is also monitoring staffing levels as well as outside professional services. Management expects to achieve further cost reductions in connection with the recent termination of an outside vendor supplying systems support.

  Employee Compensation and Benefits. Employee compensation and benefits for 1996 were $5,534,549 a decrease of $414,486, or 7.0%, as compared to 1995 employee compensation of $5,949,035. Starting in 1996, PKW went to a compensation system for all sales personnel based upon commission only versus the prior practice of paying commission plus salary. The change in 1996 was made in order to record commissions to properly match with earned revenues. In addition, this overall decrease was also attributed to normal attrition and selective downsizing at PKW, Harden and BRI, as well as a reclassification of certain items to selling, general and administrative expenses. The total employee compensation and benefits expenses for 1995 increased $2,027,793, or 51.7%, over employee compensation and benefits for 1994 of $3,921,242. The acquisitions of PKW and BRI accounted for the majority of the increase.

  Selling, General and Administrative Expenses. Selling, general and administrative expenses were $3,163,631, $3,048,242 and $2,106,574 in 1996,
1995 and 1994, respectively. The $115,389, or 3.8%, increase in 1996, as compared to 1995, resulted primarily from the reclassification of certain items previously classified as employee compensation and benefits. The $941,668, or 44.7%, increase in 1995, as compared to 1994, resulted primarily from the acquisitions of PKW and BRI. General and administrative expenses include rent, travel, insurance, postage, telephone, supplies and other miscellaneous expenses.

  Interest Expense. Interest expense was $379,071, $161,769 and $35,925 in 1996, 1995 and 1994, respectively. The increase in interest expense in 1996, as compared to 1995, resulted primarily from an increase in outstanding borrowings on Anchor's existing line of credit and approximately $95,000 of expense related to the Series A Debenture and Debentures. With the recent conversions of the Series A Debenture and Debentures, Anchor will see interest expense savings of approximately $85,000 in 1997. For further detail refer to Liquidity and Capital Resources on page 14. The increase in interest expense in 1995, as compared to 1994, resulted primarily from the assumption of existing debt in connection with the acquisition of PKW and an increase in outstanding borrowings on Anchor's existing line of credit.

  Amortization of Goodwill and Other Intangibles. Goodwill represents the excess of the cost of acquisitions over the fair value of net assets acquired. Other intangibles include covenants not to compete, customer lists and other contractual rights. Amortization of goodwill and other intangibles was $380,832, $409,908 and $256,149 in 1996, 1995 and 1994, respectively. The decrease in amortization of goodwill and other intangibles in 1996, as compared to 1995, is a result of an adjustment to goodwill in the fourth quarter of 1995 due to the subsequent adjustment of the PKW acquisition price. For further information, refer to Adjustment to PKW Purchase Price, below, in Anchor's Annual Report on Form 10-K for the year ended December 31, 1995. The increase in amortization of goodwill and other intangibles in 1995, as compared to 1994, was a result of Anchor's acquisitions of PKW and BRI. A discussion of amortization is presented in Notes 2 and 5 of the Notes to Consolidated Financial Statements in Anchor's Annual Report on Form 10-K for the year ending December 31, 1995.

INCOME TAXES

  Anchor's expense for income taxes was $6,830 in 1996 and $4,800 in 1995 and 1994. The $4,800 expense represents the minimum annual required tax payment due. An analysis of Anchor's provision for income taxes is presented in Note 9 of the Notes to Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

  Anchor's business is not capital intensive and Anchor historically has had sufficient capital to meet its operating needs. Anchor reported net cash flows (used in) operations of ($786,971) for the twelve months ended December 31, 1996, compared to net cash flows from operations of $173,340 for the twelve months ended December 31, 1995. During 1996, Anchor met its operating and capital needs from several sources, including borrowing under its existing credit agreements and the proceeds from the sale of Bridge Notes, as further discussed below. As of December 31, 1996, Anchor had approximately $30,000 available on its existing lines of credit and $225,000 available from the issuance of Bridge Notes. Anchor is currently seeking to raise an additional $500,000 from the members of the Board of Directors and other qualified investors through the 1997 Offering (as discussed below) to supplement working capital. As of March 14, 1997, Anchor had received $150,000 in proceeds from the 1997 Offering with additional funds anticipated by the end of the second quarter. To further supplement current funding sources, Anchor is presently seeking alternative bank lines, as described below, and is seeking to raise additional funds from institutional investors. Liquidity would be impaired if cash flow from operations were reduced or if existing credit lines and proceeds from other debt financing were insufficient.

  In June 1996, Anchor entered into an engagement letter with Gerbsman Partners ("Gerbsman"), a business and investment banking firm, to assist Anchor in developing a strategy to access short-term debt financing sources for future acquisitions. This engagement letter was canceled on July 31, 1996, per the terms of the contract, as Gerbsman was unsuccessful in assisting Anchor in raising short-term debt financing.

  The engagement letter with Gerbsman provided for a $25,000 retainer fee which was due and payable on January 4, 1997, plus reasonable business expenses through July 31, 1996. Because Gerbsman was unable to obtain short-term debt financing, no additional fees or options/warrants are due under the engagement letter. In addition, Gerbsman has agreed, to extend the due date of the retainer fee and to allow Anchor to retire the obligation over a period of several months as Anchor's cash flow position improves.

  During 1996, Anchor raised $225,000 from five members of the Board of Directors and other qualified investors through the issuance of 10% Subordinated Bridge Notes with Warrant to Purchase Shares of Anchor Common Stock ("Bridge Notes"). The basic terms of the Bridge Notes were: (a) 10% interest per annum, paid in arrears; (b) one year maturity; (c) for every $10,000 of principal invested the purchaser received a five year warrant to acquire 1,000 shares of Anchor common stock at a purchase price of $1.75, per share; (d) "piggyback" registration rights for three years; and (e) subordination provisions that subordinate the Bridge Notes to Anchor's "Senior Debt" (as defined in the Bridge Notes), except that the Bridge Notes are equal in status to the Debentures issued during 1995, which become due in 1997.

  In February 1997, Anchor offered the purchasers of said Bridge Notes an opportunity to either change the terms of the warrants underlying the Bridge Notes or to participate in the 1997 Offering (discussed below), by an exchange of the Bridge Notes. The basic terms of these two alternatives are: (a) in lieu of receiving 1,000 warrants to purchase 1,000 shares of Anchor common stock at a purchase price of $1.75 per share for each $10,000 in principal invested, the purchaser would receive 2,000 warrants to purchase 2,000 shares of Anchor common stock at a purchase price of $1.35 per share for each $10,000 in principal invested; or (b) participate in the 1997 Offering by exchanging the Bridge Notes and receiving in return (i) interest at the rate of 10% per annum up to the date of conversion; (ii) Anchor common stock in place of the Bridge Notes at a price equal to $0.90 per share; and (iii) five year warrants, equal to the number of shares issued in place of the Bridge Notes, with the right to purchase Anchor's common stock at a purchase price of $0.90 per share. As of March 14, 1997, the majority of the purchasers of said Bridge Notes have indicated to Anchor their decision to change to alternative (a) above.

  On December 17, 1996, Anchor entered into a Financial Advisory Agreement ("Agreement") with The Private Financing Group ("TPFG"), to advise and assist in planning, balance sheet analysis, locating investors, joint ventures, merger partners, or funding sources, reviewing overall business needs and promotion of the internal and external business goals of Anchor. If TPFG is successful in raising financing, the funds raised will be used for debt consolidation, working capital and to fund future acquisitions or mergers. Anchor is having discussions with various potential investors, but has not yet obtained any commitments with respect to such financing. Consequently, there can be no assurance as to when or whether Anchor will raise additional capital or what the terms and conditions would be for such capital.

  The Agreement with TPFG provides for an advisory consulting fee of $15,000 per month commencing December 17, 1996, and continuing for a period of six months, plus reasonable expenses. If TPFG is successful in helping Anchor raise financing, the Agreement also provides for an advisory bonus to be paid. Either party may cancel said Agreement with 30 days-written notice. Upon cancellation all fees then due will be immediately due and payable.

  In December 1996, Guarantee Life Insurance Company converted all $600,000 of the Series A Debenture it held into 444,444 shares of Anchor's common stock at $1.35 per share. In addition, as of March 14, 1997, investors holding $270,000 of the Debentures, including seven members of the Board of Directors, converted their Debentures into 200,000 shares of Anchor's common stock at $1.35 per share. These conversions will save Anchor approximately $85,000 in interest payments, reduce outstanding indebtedness by $870,000 and, in turn, increase shareholders' equity by $870,000. For further information regarding the Series A Debenture and the Debentures, refer to Liquidity and Capital Resources, page 14, in Anchor's Annual Report on Form 10-K for the year ended December 31, 1995.

  During the first quarter of 1997, Anchor began raising additional funds from members of the Board of Directors and other qualified investors through a private offering of Anchor common stock along with warrants to acquire shares of Anchor common stock (the "1997 Offering"). As of March 14, 1997, Anchor had received $150,000 from said investors and had additional commitments to purchase approximately $200,000 in the 1997 Offering before the end of the second quarter of 1997. Anchor intends to utilize a substantial portion of the proceeds from the 1997 Offering to support current and future working capital needs of Anchor. The basic terms of the 1997 Offering are: (a) 550,000 shares of Anchor common stock available at a purchase price of $0.90 per share;
(b) warrants to acquire one share of Anchor common stock for each share of Anchor common stock purchased at an exercise price of $0.90 per share; (c) five year term on the warrants; (d) "piggyback" registration rights for three years; and (e) anti-dilution protection for stock splits, stock dividends, recapitalizations and reorganizations. Purchasers of the 1997 Offering, as of March 14, 1997, consist of five members of the Board of Directors.

  Capital and certain acquisition related expenditures were $184,035 and $457,659 for the twelve months ended December, 1996 and 1995, respectively. During the first quarter of 1996, RLF, an insurance agency located in Walnut Creek, California, was acquired and merged into Anchor's insurance brokerage subsidiary, PKW, located in Concord, California. In addition, during the second quarter of 1996, certain property and casualty accounts of Robins and McPherson were acquired and merged into PKW.

  Short-term debt, current portion of long-term debt and current portion of long-term liabilities at December 31, 1996, totaling in the aggregate $2,424,508 (as compared to $1,830,159 at December 31, 1995), consisted of: (a) $975,000 outstanding under a $1,000,000 revolving line of credit maintained by Anchor with a regional San Francisco Bay Area bank; (b) $420,000 outstanding under a $450,000 unsecured line of credit maintained by Anchor with another regional San Francisco Bay Area bank; (c) approximately $243,750 of future fixed payments under a consulting agreement entered into with a company affiliated with the former shareholders of BRI; (d) $207,500 representing the current portion of obligations with regard to certain real property leased by PKW prior to its acquisition by Anchor and relocation to Anchor's executive offices; (e) $100,000 of Debentures; (f) $225,000 of Bridge Notes; and (g) approximately $253,258 for certain other current liabilities.

  On January 7, 1997, the $1,000,000 line of credit expired. Although Anchor was within the covenants of the loan on the renewal date and is current with all interest payments, the bank has notified Anchor that it no longer will continue to extend credit to Anchor because Anchor's performance has not met the bank's expectations. The bank has given Anchor an opportunity to make arrangements to replace the credit facility. Anchor is currently working with the bank to move the credit facility to another interested bank; or use proceeds from potential investors to satisfy the obligation. The interest rate on the $1,000,000 line of credit is at the lending bank's prime rate.

  In 1995, the bank that provided Anchor with the $1,000,000 line of credit also provided Anchor with equipment financing loans of $125,000 and $62,000 for equipment purchased with operating capital. The proceeds from the $125,000 equipment financing loan were then used to reduce the outstanding balance on said $1,000,000 line of credit.

  The $500,000 unsecured line of credit which expired on July 30, 1996, has been renewed with the bank in the amount of $450,000 for twelve months and matures on October 20, 1997. The interest rate on the $450,000 line of credit is equal to the lending bank's prime rate plus 1.5%.

  At December 31, 1996, long-term liabilities and long-term debt, less the current portion discussed above, totaled $922,950 (as compared to $2,412,852 at December 31, 1995), and primarily consisted of: (a) approximately $191,250 of future fixed payments under the consulting agreement, mentioned above, with a company affiliated with the former shareholders of BRI; (b) approximately $194,000 representing the long-term portion of obligations with regard to certain real property leased by PKW prior to its acquisition by Anchor and relocation to Anchor's executive offices; (c) approximately $306,000 representing deferred rent with regard to certain real property currently leased by Anchor; and (d) approximately $231,700 for certain other long-term liabilities. In May 1995, PKW entered into a sublease with respect to 82% of PKW's prior office space. The sublease expires on September 30, 1997 (unless extended by the subtenant through November 30, 1999, the date on which the term of the master lease expires) and requires PKW to provide a multi-year rent subsidy. In December 1995, PKW entered into a sublease with respect to an additional 10% of PKW's prior office space. The sublease expires on November 30, 1999, and requires PKW to provide a multi- year rent subsidy. The amounts classified as short and long-term liability with respect to the PKW leases reflect such subsidy and are based upon the assumptions that: (a) the subtenant of the May 1995 sublease will exercise its option to extend the lease through 1999; and (b) the remaining 8% of such office space will be subleased in 1997.

  Anchor has not paid cash dividends in the past and does not expect to pay cash dividends in the foreseeable future.

STRATEGY

  Anchor's strategy is to strengthen its core health insurance and property and casualty (including workers' compensation) insurance businesses by: (a) continuing to develop specialized affiliated business units that target selected insurance industry market segments defined by industry type, geographic location and consumer demographics; (b) establishing new products and services; (c) strengthening management, sales and marketing staff; and (d) seeking to acquire and integrate compatible insurance brokerage and administration businesses in the Western United States. In connection with this strategy, Anchor regularly considers acquisition opportunities. To date, acquisitions by Anchor have involved both relatively small acquisitions of insurance brokerage and administration accounts, as well as larger acquisitions of insurance brokerage companies, such as PKW, and third-party administrators, such as BRI. Anchor expects to continue to pursue appropriate acquisition opportunities, and believes that its status as a public company enhances its ability to make acquisitions and continue its expansion strategy. Anchor continues to engage in discussions with third parties regarding potential acquisitions and mergers. As of March 14, 1997, it had one letter of intent with a third-party administration firm based in Fresno, California. Management presently anticipates closing this acquisition in the second quarter of 1997. There are no other pending acquisitions currently under letter of intent. No assurances can be given with respect to the likelihood, or financial or business effect, of any possible future acquisition or merger

  As part of Anchor's strategy to create the premier regional publicly traded insurance brokerage/administrator in the Western United States, it expects to obtain additional momentum by using its status as a public company to attract public and private financing. Such funding would be available to Anchor for future acquisition, expansion and consolidation of its insurance operations.

RECENTLY ISSUED ACCOUNTING STATEMENTS

  In February 1997, the FASB issued Statement of Financial Accounting Standard No. 128, "Earnings Per Share" ("EPS"), which establishes new standards for computing and presenting earnings per share. The statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods, and requires restatement of all prior period EPS data presented. The impact of this statement on reported EPS in the accompanying consolidated financial statements for the years ended December 31, 1996, 1995 and 1994 has not been determined.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The following financial statements for Anchor appear on pages F-1 through F-21 of this report:

  Report of Independent Auditors

  Consolidated Balance Sheets as of December 31, 1996 and 1995

  Consolidated Statements of Operations for the years ended December 31, 1996, 1995 and 1994

  Consolidated Statements of Shareholders' Equity for the years ended December 31, 1996, 1995 and 1994

  Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994

  Notes to Consolidated Financial Statements

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  The information under the heading "Independent Auditors" from the Registrant's Proxy Statement to be mailed in connection with the Registrant's 1997 Annual Meeting of Stockholders is hereby incorporated by reference.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information under the headings "Election of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" from the Registrant's Proxy Statement to be mailed in connection with the Registrant's 1997 Annual Meeting of Stockholders are hereby incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION

  The information under the headings "Executive Compensation" and "Employment Agreement with James R. Dunathan" from the Registrant's Proxy Statement to be mailed in connection with the Registrant's 1997 Annual Meeting of Stockholders are hereby incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information under the headings "Principal Stockholders" and "Stock Ownership Table" from the Registrant's Proxy Statement to be mailed in connection with the Registrant's 1997 Annual Meeting of Stockholders are hereby incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information under the heading "Certain Relationships and Related Transactions" from the Registrant's Proxy Statement to be mailed in connection with the Registrant's 1997 Annual Meeting of Stockholders is hereby incorporated by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a)(1)Financial Statements.

     Report of Independent Auditors

     Consolidated Balance Sheets as of December 31, 1996 and 1995

     Consolidated Statements of Operations for the years ended December 31, 1996, 1995 and 1994

     Consolidated Statements of Shareholders' Equity for the years ended December 31, 1996, 1995 and 1994

     Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994

     Notes to Consolidated Financial Statements

  (a)(2)Financial Statement Schedules.

  Other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

  (a)(3)Exhibit Index.

  2.1  Amended and Restated Agreement and Plan of Merger dated as of October
       24, 1994, by and between System and Old Anchor, as amended by that certain Amendment to the Amended and Restated Agreement and Plan of Merger dated as of December 29, 1994, and Agreement of Merger attached as an exhibit to the Reorganization Agreement and certified by the Delaware Secretary of State on January 6, 1995. Incorporated by reference to Exhibit 2.1 of Anchor's Annual Report on Form 10-K for the year ended December 31, 1994.
  3.1  Restated Certificate of Incorporation. Incorporated by reference to
       Exhibit 3.1 of Anchor's Annual Report on Form 10-K for the year ended
       December 31, 1994.
  3.2  Bylaws. Incorporated by reference to Exhibit 3.2 of Anchor's Annual
       Report on Form 10-K for the year ended December 31, 1994.
  4.1  Specimen Common Stock Certificate. Incorporated by reference to Exhibit
       4.1 of Anchor's Annual Report on Form 10-K for the year ended December
       31, 1994.
  4.2 Specimen Warrant Certificate. Incorporated by reference to Exhibit 4.2 of Anchor's Annual Report on Form 10-K for the year ended December 31,
       1994.
  4.3  Warrant Agreement dated as of January 7, 1995, between Anchor and U.S.
       Stock Transfer Corporation. Incorporated by reference to Exhibit 4.3 of
       Anchor's Annual Report on Form 10-K for the year ended December 31,
       1994.
  4.3a Letter dated December 29, 1995, to all stockholders from James R.
       Dunathan extending warrants expiration date to January 6, 1997.
       Incorporated by reference to Exhibit 4.3a of Anchor's Annual Report on
       Form 10-K for the year ended December 31, 1995.
  4.4 Form of 10% Convertible Subordinated Debenture. Incorporated by reference to Exhibit 4.1 of Anchor's Form 10-Q for the quarter ending
       March 31, 1995.

  4.5 Form of 10% Convertible Subordinated Debenture, Series A. Incorporated by reference to Exhibit 4.5 of Anchor's Annual Report on Form 10-K for the year ended December 31, 1995.
  4.6   Form of 10% Subordinated Bridge Note. Incorporated by reference to
        Exhibit 4.6 of Anchor's Form 10-Q for the quarter ending September 30,
        1996.
  4.6a  Form of Warrant to Purchase Shares of Common Stock of Anchor Pacific
        Underwriters, Inc. Incorporated by reference to Exhibit 4.6a of Anchor's
        Form 10-Q for the quarter ending September 30, 1996.
  4.6b  Form of Offering to change the terms of the Form of Warrant to Purchase
        Shares of Common Stock of Anchor Pacific Underwriters, Inc., which is incorporated by reference to Exhibit 4.6a, above.
  4.7   Form of Subscription Agreement for the Offer and Sale of Shares of
        Common Stock of Anchor Pacific Underwriters, Inc.
  4.7a  Form of Warrant to Purchase Shares of Common Stock of Anchor Pacific
        Underwriters, Inc.
  10.1  1994 Stock Option Plan. Incorporated by reference to Exhibit 10.1 of
        Anchor's Annual Report on Form 10-K for the year ended December 31,
        1994.*
  10.2  Lease dated October 29, 1990, as amended on June 10, 1991, April 16,
        1994 and September 9, 1994, between Anchor and Societe Generale
        (regarding 1800 Sutter Street, Concord, California). Incorporated by reference to Exhibit 10.2 of Anchor's Annual Report on Form 10-K for the year ended December 31, 1994.
  10.3 Lease dated May 29, 1990, as amended on December 1, 1992, between PKW and Kaiser Center, Inc. (regarding 300 Lakeside Drive, Oakland,
        California). Incorporated by reference to Exhibit 10.3 of Anchor's
        Annual Report on Form 10-K for the year ended December 31, 1994.
  10.3a Sublease dated May 26, 1995, between PKW and Martin, Ryan & Andrada,
        Inc. (regarding 82% of 300 Lakeside Drive, Oakland, California).
        Incorporated by reference to Exhibit 10.2 of Anchor's Form 10-Q for the quarter ending June 30, 1995.
  10.3b Sublease dated December 1, 1995, between PKW and Logiciel, Inc.
        (regarding 10% of 300 Lakeside Drive, Oakland, California).
        Incorporated by reference to Exhibit 10.3b of Anchor's Annual Report on
        Form 10-K for the year ended December 31, 1995.
  10.4 Lease dated July 3, 1989, as amended on February 10, 1994, between BRI and Connecticut General Life Insurance Company (regarding 10301 N. 92nd
        Street, Scottsdale, Arizona). Incorporated by reference to Exhibit 10.4 of Anchor's Annual Report on Form 10-K for year ended December 31,
        1994.
  10.5  Employment Agreement dated August 16, 1994, between Anchor and James R.
        Dunathan. Incorporated by reference to Exhibit 10.5 of Anchor's Annual
        Report on Form 10-K for the year ended December 31, 1994.*
  10.6 Amendment No. 1 to Employment Agreement dated December 19, 1994, between Anchor and James R. Dunathan. Incorporated by reference to
        Exhibit 10.6 of Anchor's Annual Report on Form 10-K for the year ended
        December 31, 1994.*
  10.7 Business Loan Agreement dated as of September 27, 1994, between Anchor and Concord Commercial Bank, and related documents. Incorporated by reference to Exhibit 10.7 of Anchor's Annual Report on Form 10-K for the year ended December 31, 1994.

  10.8   Business Loan Agreement dated as of September 7, 1994, between PKW and
         CivicBank of Commerce, and related documents. Incorporated by reference to Exhibit 10.8 of Anchor's Annual Report on Form 10-K for the year ended December 31, 1994.
  10.9   Business Loan Agreement dated as of June 17, 1992, between Harden and
         Concord Commercial Bank, and related documents. Incorporated by reference to Exhibit 10.9 of Anchor's Annual Report on Form 10-K for the year ended December 31, 1994.
  10.10  Lease of Personal Property dated April 6, 1994, between BRI and
         Winthrop Financial Group, Inc. (regarding computer equipment).
         Incorporated by reference to Exhibit 10.10 of Anchor's Annual Report on
         Form 10-K for the year ended December 31, 1994.
  10.12  Information Management Agreement dated as of May 11, 1993, between
         Harden and CMSI, Inc. Incorporated by reference to Exhibit 10.12 of
         Anchor's Annual Report on Form 10-K for the year ended December 31,
         1994.
  10.12a Mutual Release and Settlement Agreement, Promissory Note and UCC-1
         Financing Statement dated as of March 25, 1996, between Harden and BRC
         (formerly CMSI) of the Information Management Agreement dated as of May 11, 1993, between Harden and CMSI, which is incorporated by reference to Exhibit 10.12, above. Incorporated by reference to
         Exhibit 10.12a of Anchor's Form 10-Q for the quarter ending March 31,
         1996.
  10.12b Account Transition Agreement, Promissory Note and UCC-1 Financing
         Statement dated as of March 29, 1996, between Harden and BRC (formerly
         CMSI) of the Management Agreement dated as of May 11, 1993, between Harden and CMSI, which is incorporated by reference to Exhibit 10.12, above. Incorporated by reference to Exhibit 10.12b of Anchor's Form
         10-Q for the quarter ending March 31, 1996.
  10.13  Consulting Agreement dated as of August 1, 1994, between BRI and
         Hightrust, Ltd. Incorporated by reference to Exhibit 10.13 of Anchor's
         Annual Report on Form 10-K for the year ended December 31, 1994.
  10.14  Agreement for Purchase and Sale of Assets dated as of January 18,
         1995, between Harden and Dutcher. Incorporated by reference to Exhibit
         10.14 of Anchor's Annual Report on Form 10-K for the year ended
         December 31, 1994.
  10.15  Amendment to Agreement for Purchase and Sale of Assets dated February
         1, 1995, between Harden and Dutcher. Incorporated by reference to
         Exhibit 10.15 of Anchor's Annual Report on Form 10-K for the year ended December 31, 1994.
  10.15a Amendment to Agreement for Purchase and Sale of Assets dated June 10,
         1996, between Harden and Dutcher, which is incorporated by reference to Exhibit 10.15, above. Incorporated by reference to Exhibit 10.15a of Anchor's Form 10-Q for the quarter ending June 30, 1996.
  10.16  Asset Purchase Agreement dated May 17, 1995 between Putnam, Knudsen &
         Wieking Inc. Insurance Brokers and Crestview Leasing. Incorporated by reference to Exhibit 10.1 of Anchor's Form 10-Q for the quarter ending
         June 30, 1995.
  10.17  Settlement Agreement and Mutual Release dated August 22, 1995 between
         Anchor and Donald B. Putnam, James P. Wieking, Ronald J. Marengo, Gary
         N. Lewis, Edward Wieking and Robert Moser. Incorporated by reference to Exhibit 10.1 of Anchor's Form 10-Q for the quarter ending September
         30, 1995.*

  10.18 Purchase and Sale Agreement dated as of March 1, 1996 between Anchor and Roland L. Ferguson, doing business as R.L. Ferguson Insurance
         Agency. Incorporated by reference to Exhibit 10.18 of Anchor's Form
         10-Q for the quarter ending March 31, 1996.
  10.19 Purchase and Sale Agreement dated as of April 1, 1996 between Anchor and Norman I. Robins. Incorporated by reference to Exhibit 10.19 of
         Anchor's Form 10-Q for the quarter ending June 30, 1996.
  10.20  Purchase and Sale Agreement dated as of May 1, 1996 between Anchor and
         PKW and John R. McPherson. Incorporated by reference to Exhibit 10.20 of Anchor's Form 10-Q for the quarter ending June 30, 1996.
  10.21  Engagement Letter dated June 27, 1996 between Anchor and Gerbsman
         Partners. Incorporated by reference to Exhibit 10.21 of Anchor's Form
         10-Q for the quarter ending June 30, 1996.
  10.22  Industrial Real Estate Lease (Multi-Tenant Facility) dated September
         12, 1996 between Palo Cristi Airport II, L.L.C., and BRI. Incorporated by reference to Exhibit 10.22 of Anchor's Form 10-Q for the quarter ending September 30, 1996.
  10.23  Financial Advisory Agreement dated December 17, 1996 between The
         Private Financing Group and Anchor Pacific Underwriters, Inc.
  11.1   Statement Regarding Computation of Per Share Earnings.
  21.1   Subsidiaries of Anchor. Incorporated by reference to Exhibit 21.1 of
         Anchor's Annual Report on Form 10-K for the year ended December 31,
         1994.
  27.0   Financial Data Schedule.
         All other exhibits are omitted because they are inapplicable.

--------
*Denotes management contract or compensatory plan or arrangement.

b  Reports of Form 8-K.

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

                                          Anchor Pacific Underwriters, Inc.
                                          (Registrant)

March 24, 1997                            By:  /s/ James R. Dunathan
                                             ----------------------------------
                                                    JAMES R. DUNATHAN
                                              PRESIDENT AND CHIEF EXECUTIVE
                                                         OFFICER
                                              (PRINCIPAL EXECUTIVE OFFICER)

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

              SIGNATURE                            TITLE                    DATE
              ---------                            -----                    ----
        /s/ James R. Dunathan
 ____________________________________  President, Chief Executive      March 24, 1997
          JAMES R. DUNATHAN              Officer and Director
    (PRINCIPAL EXECUTIVE OFFICER)

          /s/ Earl Wiklund
 ____________________________________  Chief Financial Officer,        March 24, 1997
             EARL WIKLUND               Secretary and Director
 (PRINCIPAL FINANCIAL AND ACCOUNTING
               OFFICER)

          /s/ Audie J. Dudum
 ____________________________________  Chairman, Director              March 24, 1997
            AUDIE J. DUDUM

      /s/ Steven A. Gonsalves
 ____________________________________  Director                        March 24, 1997
          STEVEN A. GONSALVES

       /s/ Lawrence A. Hayes
____________________________________  Director                        March 24, 1997
          LAWRENCE A. HAYES

      /s/ R. William MacCullough
 ____________________________________  Director                        March 24, 1997
        R. WILLIAM MACCULLOUGH

        /s/ Donald B. Putnam
 ____________________________________  Director                        March 24, 1997
           DONALD B. PUTNAM

        /s/ Michael R. Sanford
 ____________________________________  Director                        March 24, 1997
          MICHAEL R. SANFORD

      /s/ Gordon M. Silverstein
 ____________________________________  Director                        March 24, 1997
        GORDON M. SILVERSTEIN

         /s/ James P. Wieking
 ____________________________________  Director                        March 24, 1997
           JAMES P. WIEKING

              ANCHOR PACIFIC UNDERWRITERS, INC. AND SUBSIDIARIES
              --------------------------------------------------

                       CONSOLIDATED FINANCIAL STATEMENTS
                       ---------------------------------

                      AND REPORT OF INDEPENDENT AUDITORS
                      ----------------------------------


                                   * * * * *


                               DECEMBER 31, 1996

               ANCHOR PACIFIC UNDERWRITERS, INC. AND SUBSIDIARIES

                       CONSOLIDATED FINANCIAL STATEMENTS

                          YEAR ENDED DECEMBER 31, 1996

Report of Independent Auditors .........................................   1

Audited Consolidated Financial Statements

Consolidated Balance Sheet .............................................   2

Consolidated Statement of Operations ...................................   3

Consolidated Statement of Shareholders' Equity .........................   4

Consolidated Statement of Cash Flows ...................................   5

Notes to Consolidated Financial Statements .............................   7

ODENBERG, ULLAKKO, MURANISHI & CO.
Accountancy Corporations                          351 CALIFORNIA STREET
                                           SAN FRANCISCO, CALIFORNIA  94104-2492
                                                   TELEPHONE 415 434-3744
                                                  TELECOPIER 415 788-2260

To the Board of Directors

 and Shareholders of

  Anchor Pacific Underwriters, Inc.

                        REPORT OF INDEPENDENT AUDITORS

  In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, shareholders' equity and cash flows present fairly, in all material respects, the financial position of Anchor Pacific Underwriters, Inc. and its subsidiaries at December 31, 1996, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above. The consolidated financial statements of Anchor Pacific Underwriters, Inc. and its subsidiaries for the years ended December 31, 1995 and 1994 were audited by other auditors whose report dated March 18, 1996 expressed an unqualified opinion on those statements.

/s/ Odenberg, Ullakko, Muranishi & Co.
--------------------------------------
Odenberg, Ullakko, Muranishi & Co.

March 19, 1997
San Francisco, California

               ANCHOR PACIFIC UNDERWRITERS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                                            DECEMBER 31
                                                    ---------------------------
                                                         1996         1995
                                                     -----------  -------------
                       A S S E T S
Current assets:
 Cash and cash equivalents--corporate funds........ $    151,765  $    904,781
 Cash and cash equivalents--brokerage fiduciary
  funds............................................      977,086     1,529,524
 Cash and cash equivalents--third party
  administration fiduciary funds...................    3,580,793     4,010,606
 Accounts receivable (less allowance for doubtful
  accounts of $32,438 and $49,560 in 1996 and 1995,
  respectively)....................................    1,309,921     1,255,335
 Prepaid expenses and other current assets.........      244,086       295,537
                                                    ------------  ------------
  Total current assets.............................    6,263,651     7,995,783
                                                    ------------  ------------
Property and equipment, less accumulated
 depreciation and amortization.....................      821,197     1,056,932
                                                    ------------  ------------
Other assets:
 Goodwill, net.....................................    1,903,729     2,128,452
 Intangible assets, net............................    1,139,467     1,128,740
 Deferred compensation.............................      257,784       361,344
 Other.............................................      125,611        61,182
                                                    ------------  ------------
                                                       3,426,591     3,679,718
                                                    ------------  ------------
                                                    $ 10,511,439  $ 12,732,433
                                                    ============  ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Cash and cash equivalents--third party
  administration fiduciary funds................... $  3,580,793  $  4,010,606
 Net premiums payable--insurance companies.........    2,037,749     2,510,983
 Accounts payable and accrued expenses.............      438,208       404,801
 Short-term borrowings.............................    1,395,000     1,175,000
 Current portion of long-term debt.................      425,110       156,622
 Current portion of long-term liabilities..........      604,398       498,537
                                                    ------------  ------------
  Total current liabilities........................    8,481,258     8,756,549
                                                    ------------  ------------
Long-term liabilities..............................      773,930     1,034,895
                                                    ------------  ------------
Long-term debt, including $220,000 in 1996 and
 $790,000 in 1995, owed to related parties, net of
 current portion...................................      149,020     1,266,635
                                                    ------------  ------------
Deferred income taxes..............................           --       111,322
                                                    ------------  ------------
Shareholders' equity:
 Preferred stock--$.02 par value; 500,000 shares
  authorized; none issued and outstanding
 Common stock--$.02 par value; 8,000,000 shares
  authorized; 4,362,837 and 3,674,501 shares issued
  and outstanding December 31, 1996 and 1995,
  respectively.....................................       87,256        73,490
 Additional paid-in capital........................    3,925,508     2,989,275
 Accumulated deficit...............................   (2,905,533)   (1,499,733)
                                                    ------------  ------------
                                                       1,107,231     1,563,032
                                                    ------------  ------------
Commitments and contingencies (Notes 1, 8, 12, and
 13)............................................... $ 10,511,439  $ 12,732,433
                                                    ============  ============

          See accompanying notes to consolidated financial statements.

               ANCHOR PACIFIC UNDERWRITERS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                YEAR ENDED DECEMBER 31
                                           -----------------------------------
                                              1996         1995        1994
                                           -----------  ----------  ----------
Revenues:
 Commissions, fees and other income....... $ 7,882,828  $8,616,122  $5,978,754
 Interest income..........................     111,656     145,156     112,411
                                           -----------  ----------  ----------
                                             7,994,484   8,761,278   6,091,165
                                           -----------  ----------  ----------
Operating expenses:
 Salaries, commissions and employee
  benefits................................   5,534,549   5,949,035   3,921,242
 Selling, general and administrative
  expenses................................   3,163,631   3,048,242   2,106,574
                                           -----------  ----------  ----------
                                             8,698,180   8,997,277   6,027,816
                                           -----------  ----------  ----------
                                             (703,696)    (235,999)     63,349
                                           -----------  ----------  ----------
Other income (expense):
 Amortization of goodwill and intangible
  assets..................................    (380,832)   (409,908)   (256,149)
 Interest.................................    (379,071)   (161,769)    (35,925)
 Other....................................      64,629     166,667      45,637
 Nonrecurring merger expenses.............          --    (221,220)   (462,601)
                                           -----------  ----------  ----------
                                             (695,274)    (626,230)   (709,038)
                                           -----------  ----------  ----------
Loss before income taxes..................  (1,398,970)   (862,229)   (645,689)
Provision for income taxes................       6,830       4,800       4,800
                                           -----------  ----------  ----------
Net loss.................................. $(1,405,800) $ (867,029) $ (650,489)
                                           ===========  ==========  ==========
Primary loss per common share............. $     (0.37) $    (0.23) $    (0.22)
                                           ===========  ==========  ==========
Weighted average number of common shares
 outstanding..............................   3,759,275   3,819,605   3,022,658
                                           ===========  ==========  ==========
Fully diluted loss per common share (Note
 2)....................................... $      (.30) $       --  $       --
                                           ===========  ==========  ==========
Weighted average number of common shares
 outstanding and shares issued upon
 conversion of debentures, assuming the
 conversion occurred at the beginning of
 the period...............................   4,339,830          --          --
                                           ===========  ==========  ==========

          See accompanying notes to consolidated financial statements.

               ANCHOR PACIFIC UNDERWRITERS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                           COMMON STOCK      ADDITIONAL  ACCUMULATED
                         ------------------   PAID-IN     EARNINGS
                          SHARES    AMOUNT    CAPITAL     (DEFICIT)     TOTAL
                         ---------  -------  ----------  -----------  ----------  ---
Balance at December 31,
1993.................... 2,722,488  $54,450  $1,817,752  $    17,785  $1,889,987
 Shares issued for
  acquisitions.......... 1,200,770   24,015   1,476,950           --   1,500,965
 Net loss...............        --       --          --     (650,489)   (650,489)
                         ---------  -------  ----------  -----------  ----------
Balance at December 31,
 1994................... 3,923,258   78,465   3,294,702     (632,704)  2,740,463
 Shares issued for
  warrants exercised....       163        3         486           --         489
 Canceled stock:
  Acquisition related
   adjustment...........  (248,710)  (4,974)   (305,917)          --    (310,891)
  Fractional shares.....      (210)      (4)          4           --          --
 Net loss...............        --       --          --     (867,029)   (867,029)
                         ---------  -------  ----------  -----------  ----------
Balance at December 31,
 1995................... 3,674,501   73,490   2,989,275   (1,499,733)  1,563,032
 Shares issued for
  warrants exercised....        36        1         107           --         108
 Debentures exchanged
  for stock.............   644,444   12,889     857,111           --     870,000
 Shares issued for
  acquisitions..........    43,928      879      79,120           --      79,999
 Canceled stock:
  Fractional shares.....       (72)      (3)       (105)          --        (108)
 Net loss...............        --       --          --   (1,405,800) (1,405,800)
                         ---------  -------  ----------  -----------  ----------
Balance at December 31,
 1996................... 4,362,837  $87,256  $3,925,508  $(2,905,533) $1,107,231
                         =========  =======  ==========  ===========  ==========


          See accompanying notes to consolidated financial statements.

               ANCHOR PACIFIC UNDERWRITERS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                 YEAR ENDED DECEMBER 31
                                             ---------------------------------
                                                1996        1995       1994
                                             -----------  ---------  ---------
Operations:
 Net loss................................... $(1,405,800) $(867,029) $(650,489)
 Adjustments to reconcile net loss to net
  cash provided by (used in) operating
  activities:
  Depreciation and amortization.............     319,770    295,410    208,751
  Amortization of goodwill, other
   intangibles and organization expenses....     380,832    409,908    257,309
  Changes in operating assets and
   liabilities, net of effect of purchases
   of subsidiaries:
   Cash and cash equivalents--brokerage
    fiduciary funds.........................     552,438   (206,152)   322,950
   Accounts receivable......................     (54,586)    51,292   (133,818)
   Prepaid expenses and other current
    assets..................................      51,451     87,268    579,932
   Other assets.............................     (65,589)    83,626    (66,928)
   Deferred compensation....................     103,560    205,560   (566,904)
   Net premiums payable--insurance
    companies...............................    (473,234)   254,670   (254,236)
   Accounts payable and accrued expenses....      33,407     39,712    (78,931)
   Other liabilities........................    (229,220)  (180,925)  (152,000)
                                             -----------  ---------  ---------
Net cash (used in) provided by operating
 activities.................................    (786,971)   173,340   (534,364)
                                             -----------  ---------  ---------
Investing activities:
 Purchases of property and equipment........     (84,035)  (394,291)  (394,916)
 Purchases of customer lists................    (100,000)   (63,368)        --
 Purchases of subsidiaries, net of cash
  acquired..................................          --         --    (28,534)
                                             -----------  ---------  ---------
Net cash used in investing activities.......    (184,035)  (457,659)  (423,450)
                                             -----------  ---------  ---------


          See accompanying notes to consolidated financial statements.

               ANCHOR PACIFIC UNDERWRITERS, INC. AND SUBSIDIARIES

                                                   YEAR ENDED DECEMBER 31
                                                 -----------------------------
                                                   1996      1995       1994
                                                 --------  ---------  --------
Financing activities:
 Short-term borrowings, net.....................  220,000    325,000   600,000
 Borrowings on long-term debt...................  225,000  1,482,583        --
 Repayment of long-term debt.................... (204,127)  (494,997)       --
 Payments on long term liabilities..............  (22,883)  (461,467) (190,245)
 Repayment of capital lease obligations.........       --    (46,610)  (10,969)
 Common stock--warrants exercised...............       --        489        --
                                                 --------  ---------  --------
Net cash provided by financing activities.......  217,990    804,998   398,786
                                                 --------  ---------  --------
Net (decrease) increase in cash and cash
 equivalents.................................... (753,016)   520,679  (559,028)
Cash and cash equivalents--corporate funds:
 Beginning of period............................  904,781    384,102   943,130
                                                 --------  ---------  --------
 End of period.................................. $151,765  $ 904,781  $384,102
                                                 ========  =========  ========
Supplemental cash flow information:
 Cash paid during the period for:
  Interest...................................... $379,071  $ 161,769  $ 35,925
                                                 ========  =========  ========
  Income taxes.................................. $  6,830  $   5,600  $ 93,042
                                                 ========  =========  ========
Supplemental schedule of noncash investing and
 financing activities:
 Common stock--convertible debentures exercised. $870,000  $      --  $     --
                                                 ========  =========  ========
 Increase in intangible assets and common stock
  related to purchase of customer lists......... $176,999  $      --  $     --
                                                 ========  =========  ========
 Decrease in goodwill and intangible assets
  related to adjustment in deferred taxes....... $111,322  $      --  $     --
                                                 ========  =========  ========
 Increase in goodwill related to adjustment of
  sublease liability............................ $     --  $ 104,542  $     --
                                                 ========  =========  ========
 Decrease in goodwill related to cancellation of
  stock issued in conjunction with PKW merger... $     --  $ 310,890  $     --
                                                 ========  =========  ========
 Increase in intangible assets and note payable
  related to the purchase of customer lists..... $     --  $ 140,395  $     --
                                                 ========  =========  ========
 Decrease in goodwill and notes payable related
  to reevaluation of customer list.............. $     --  $      --  $ 50,000
                                                 ========  =========  ========

          See accompanying notes to consolidated financial statements.

              ANCHOR PACIFIC UNDERWRITERS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 - NATURE OF BUSINESS

ORGANIZATION

  Anchor Pacific Underwriters, Inc. ("Anchor") is a holding company that provides insurance administration and property and casualty brokerage services through its five direct and indirect subsidiaries. Administration services are provided to employer groups of varying sizes, primarily located in California and Arizona. Anchor also operates a property and casualty insurance agency which services customers located primarily in the greater San Francisco Bay Area.

  The consolidated financial statements include the accounts of Anchor and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

BASIS OF PRESENTATION

  The financial statements have been prepared on the going concern basis. The Company has reported a net loss during the past three years. The increase in net loss from 1995 to 1996 relates primarily to business lost due to new underwriting requirements imposed by a new insurance carrier. In addition, one of the Company's lenders has not renewed its line of credit and the Company is working to replace the credit facility with another interested bank or to repay the loan (see Note 6). The Company's business is not capital intensive and the Company historically has had sufficient capital to meet its operating needs. However, Anchor is currently seeking to raise an additional $500,000 in equity from the members of the Board of Directors and other qualified investors to supplement working capital. As of March 19, 1997, the Company has raised $150,000 (from certain members of Anchor's Board of Directors), and has oral commitments for an additional $200,000 in equity financing under which it will issue common stock at $.90 per share and a five year warrant to purchase stock at $.90 per share.

  Additionally, to further supplement current funding sources, Anchor is presently seeking alternative bank lines and is seeking to raise additional funds from institutional investors. Anchor also entered into an Financial Advisory Agreement with The Private Financing Group ("TPFG"), to assist in planning, balance sheet analysis, locating investors, joint ventures, merger partners or funding sources, and to review the overall business needs and promotion of the internal and external business goals of Anchor.

  Management's plan to achieve profitability includes a strategy to strengthen its core health insurance and property and casualty insurance business by: a) continuing to develop specialized affiliated business units that target selected insurance market segments defined by industry type, geographic location and consumer demographics; b) establishing new products and services;
c) strengthening management, sales and marketing staff; and d) seeking to acquire and integrate compatible insurance brokerage and administration businesses in the Western United States. In conjunction with such acquisition strategies, management intends to realize efficiencies and reduce expenses through the integration and centralization of certain services with its existing infrastructure.

RECAPITALIZATION AND RESTATEMENT

  On January 6, 1995, Anchor merged with System Industries, Inc. ("System"), previously a dormant, publicly traded shell corporation. As a result of the merger, Anchor became a public company. For accounting purposes, the merger has been treated as a recapitalization of Anchor with Anchor as the acquirer. The historical financial statements prior to January 6, 1995 are those of Anchor. These historical financial statements have been restated to give effect to this recapitalization. Upon consummation of this merger, shareholders and certain creditors of System each received one share of Anchor common stock and one warrant to purchase one share of Anchor common stock at a price of $3.00 for every 42.3291 shares of issued and outstanding System common stock. Warrants to purchase 195,453 shares of common stock expired January 6, 1997, and unissued warrants to purchase 195,789 shares of common stock will expire one year after their issuance.

  Costs incurred in conjunction with the merger, totaling $221,220 and $462,601 in 1995 and 1994, respectively, have been expensed. There were no merger related costs incurred in 1996.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

  The preparation of financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

REVENUE RECOGNITION

  The majority of revenue from third party administration services consists of fees charged for the administration of fully insured and self-insured group health plans. Fee income is recognized at the time employers remit monthly premiums and when services are rendered. Anchor derived 57%, 59%, and 72% of its revenues in 1996, 1995, and 1994, respectively, from its third-party activities.

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

  In addition, Anchor receives annual contingency commissions from various property and casualty insurance carriers. The commissions are based upon the carrier's loss experience as well as the number of policies placed. Revenue from contingency commissions is recognized when received. Fee income for services other than placement of insurance coverages is recognized as those services are provided. Anchor derived 43%, 40%, and 27% of its revenues in 1996, 1995, and 1994, respectively, from its insurance brokerage activities.

EXPENSE RECOGNITION

  All costs are expensed as incurred.

CASH AND CASH EQUIVALENTS

  Anchor considers all highly liquid investments with a maturity of three months or less at the date of acquisition to be cash equivalents.

FIDUCIARY FUNDS AND LIABILITIES

  Funds held for self-funded employers, fully insured programs and unremitted insurance premiums are held in a fiduciary capacity.

  Interest earned on certain fiduciary funds is included in Anchor's earnings. Interest income on fiduciary funds amounted to $94,591, $138,051, and $64,139, in 1996, 1995, and 1994, respectively.

CONCENTRATION OF CREDIT RISK

  Cash and cash equivalents are on deposit in approximately 115 separate accounts with certain accounts exceeding $100,000. The FDIC insures accounts up to $100,000 each. If several accounts are maintained for the same entity at the same bank, the FDIC applies the $100,000 limit to the combined group. The accounts are maintained in well-established local commercial banks. These banks have satisfied the FDIC's more stringent capitalization requirements, qualifying them to accept broker deposits. The banks have received high ratings from bank rating services. As a result, credit risk is deemed to be minimal.

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

GOODWILL AND INTANGIBLE ASSETS

  Goodwill represents the excess of the cost of acquisitions over the fair value of net assets acquired. Intangible assets relate to covenants not to compete, customer lists and other contractual rights acquired in acquisitions. Goodwill is amortized on the straight-line basis over 10 to 25 years. Covenants not to compete and customer lists are amortized on the straight-line basis over 5 to 13 years.

  Impairment of goodwill and intangible assets is measured on the basis of anticipated undiscounted cash flows for each asset. Based upon the Company's analysis, no impairment of such assets was indicated for the years ended December 31, 1996, 1995, or 1994.

INCOME TAXES

  Anchor and its subsidiaries file a consolidated federal income tax return and combined returns for state franchise tax purposes.

LOSS PER SHARE

  Primary loss per common share is based on the weighted average number of common shares outstanding during the period. Fully diluted loss per common share in 1996 is computed by dividing net loss, after subtracting interest on debentures converted to stock, by the weighted average number of common shares outstanding during the period and shares issued upon conversion of the debentures, assuming the conversion occurred at the beginning of the period. Fully diluted loss per common share was not reported in 1995 and 1994 because they were antidilutive.

  In February 1997, the FASB issued Statement of Financial Accounting Standard No. 128, "Earnings Per Share" ("EPS"), which establishes new standards for computing and presenting earnings per share. The statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods, and requires restatement of all prior-period EPS data presented. The impact of this statement on reported EPS in the accompanying consolidated financial statements for the years ended December 31, 1996, 1995, and 1994 has not been determined.

RECLASSIFICATIONS

  Certain prior years' balances have been reclassified to conform with the current year presentation.

NOTE 3 - ACQUISITIONS

  On August 1, 1994, Harden & Company, a subsidiary of Anchor, purchased common stock of Benefit Resources Inc. (BRI), a third-party administrator located in Scottsdale, Arizona. The purchase price consisted of $300,000 cash and certain other acquisition expenses. The preliminary purchase price has been allocated to assets and liabilities of BRI based upon their estimated respective fair value. The preliminary purchase price exceeded the fair value of BRI's net assets by approximately $212,000, which has been allocated to intangible assets. In addition, Harden entered into a consulting contract pursuant to which it agreed to pay $940,000 over a fifty-month period to an entity affiliated with the former shareholders of BRI. At the end of the fifty-month term, a final bonus payment will be calculated, if any, that would be paid out from the fifty-first through the ninety-eighth month.

  On October 1, 1994, Anchor acquired Putnam, Knudsen & Wieking, Inc. (PKW), a property and casualty insurance brokerage firm for an initial purchase price of approximately $2,895,500 subject to certain future contingent payments or adjustments. The purchase price consisted of the issuance of 1,200,770 shares of newly issued Anchor stock at a value determined to be $1.25 per share plus the assumption of approximately $710,000 in relocation liabilities relating to PKW's former office facilities. The purchase price also consisted of certain other acquisition expenses. The preliminary purchase price exceeded the fair value of PKW's net assets by approximately $2,895,000. The excess of $2,210,000 and $685,000 has been allocated to goodwill and other intangible assets, respectively.

  During 1995, subsequent to the PKW acquisition certain contingencies regarding PKW's operations caused Anchor to negotiate and secure an adjustment to the purchase price paid for PKW. As a result, 248,710 shares of Anchor's common stock, that were issued in connection with the acquisition, were returned to Anchor. The returned shares resulted in a decrease of $310,891 in goodwill and shareholders' equity and a decrease in the number of outstanding shares of Anchor's common stock by 248,710. The decrease in goodwill was partially offset by a $104,540 purchase price adjustment recorded during 1995 to increase the estimate of liabilities assumed in the acquisition of PKW.

  The results of operations of BRI and PKW are included in the consolidated results of operations of Anchor from their respective dates of acquisition, August 1, 1994 and October 1, 1994. The unaudited pro forma consolidated results of operations for the year ended December 31, 1994, assuming the acquisitions of BRI and PKW occurred as of the beginning of 1994, are as follows: Revenues--$10,037,190; Net loss--$(1,183,484); and Primary loss per common share--$(.45).

NOTE 4 - PROPERTY AND EQUIPMENT

  Property and equipment consist of the following:

                                                               DECEMBER 31
                                                          ---------------------
                                                            1996       1995
                                                          --------- -----------
  Leasehold improvements................................. $  47,376 $    47,376
  Furniture and equipment................................   818,800     806,712
  Office equipment.......................................   694,865     694,864
  Computer equipment.....................................   539,607     515,661
  Computer software......................................   875,849     827,849
                                                          --------- -----------
                                                          2,976,497   2,892,462
  Less--accumulated depreciation and amortization........ 2,155,300   1,835,530
                                                          --------- -----------
                                                          $ 821,197 $ 1,056,932
                                                          ========= ===========

  The foregoing assets are pledged as security for certain indebtedness (see Notes 6 and 8).

NOTE 5 - GOODWILL AND INTANGIBLE ASSETS

  Goodwill and intangible assets consist of the following:

                                                DECEMBER 31
                                          -----------------------
                                                                  AMORTIZATION
                                             1996        1995        PERIOD
                                          ----------- ----------- -------------
Goodwill................................. $ 3,052,828 $ 3,087,646 10 - 25 years
Less - accumulated amortization..........   1,149,099     959,194
                                          ----------- -----------
                                          $ 1,903,729 $ 2,128,452
                                          =========== ===========
Covenants not to compete................. $   285,100 $   240,700  5 - 7  years
Customer lists...........................   2,121,730   1,965,636  5 - 13 years
                                          ----------- -----------
                                            2,406,830   2,206,336
Less - accumulated amortization..........   1,267,363   1,077,596
                                          ----------- -----------
                                          $ 1,139,467 $ 1,128,740
                                          =========== ===========

  The foregoing assets are pledged as security for certain indebtedness (see Notes 6 and 8).

NOTE 6 - SHORT-TERM BORROWINGS

  Anchor has a $1,000,000 revolving line of credit agreement with its principal bank which expired on January 7, 1997. Interest is paid monthly, at the bank's prime rate, as adjusted (8.25% and 8.75% at December 31, 1996 and 1995). Borrowings on the line are collateralized by accounts receivable, equipment and general intangibles. The line of credit agreement contains certain restrictive covenants which, among other things, require Anchor to maintain a net worth (as defined) of at least $800,000. The outstanding borrowings against the line of credit at December 31, 1996 and 1995 were $975,000 each year. The weighted average interest rate on this loan was 8.28% and 8.83% during 1996 and 1995, respectively.

  Although Anchor was within the covenants of the loan at the renewal date and is current with all interest payments, the bank has notified Anchor that it is no longer willing to continue to extend credit to Anchor because Anchor's performance has not met the bank's expectations. The bank has given Anchor an opportunity to make arrangements to replace the credit facility. Anchor is currently working with the bank to move the credit facility to another interested bank or to use proceeds from potential investors to satisfy the obligation.

  On July 30, 1995, Anchor entered into an unsecured revolving line of credit agreement with another bank which provides for a line of credit of $500,000 and expired on July 30, 1996. The credit line has been renewed with the bank in the amount of $450,000 for twelve months and matures on October 20, 1997, at which time all unpaid principal and interest is due. Amounts advanced against the line bear interest at the bank's prime rate plus 1.5%, previously the prime rate plus 1.25% (9.75% and 10% at December 31, 1996 and 1995). The line of credit agreement contains certain restrictive covenants which, among other things, require Anchor to maintain a net worth (as defined) of at least $650,000. The outstanding borrowings against the line of credit were $420,000 and $200,000 at December 31, 1996 and 1995, respectively. The weighted average interest rate on this loan was 9.58% and 10% during 1996 and 1995, respectively.

NOTE 7 - OTHER LONG-TERM LIABILITIES

  Other long-term liabilities primarily consist of future contingent payments relating to contractual agreements negotiated with the previous owners of businesses acquired, deferred rent and other liabilities. The future contingent payments are generally based upon the amount of net commission income generated from the books of business acquired.

  At December 31, 1996, future payments of these liabilities are as follows:

  YEAR
  ----
  1997                                                                 $ 604,398
  1998                                                                   292,862
  1999                                                                   119,903
  2000                                                                    90,691
  2001                                                                    74,867
  Thereafter..........................................................   195,607
                                                                       ---------
                                                                       1,378,328
  Less - current portion..............................................   604,398
                                                                       ---------
                                                                       $ 773,930
                                                                       =========

NOTE 8 - LONG TERM DEBT

  At December 31, 1995, long-term included 10% convertible subordinated debentures totaling $970,000. During 1996, debentures totaling $870,000 were converted into 644,444 shares of Anchor's common stock at $1.35 per share. The remaining $100,000 of the debentures may be converted into Anchor's common stock at $1.65 per share. The debentures have varying maturity dates in 1997 and are included under the current portion of long-term debt.

  Also included under the current portion of long-term debt is $225,000 Anchor raised during the third and fourth quarters of 1996 from members of the Board of Directors and other qualified investors to supplement its working capital and capital expenditure requirements through the issuance of 10% subordinated bridge notes ("Bridge Notes") with a warrant to purchase shares of Anchor common stock. The basic terms of the Bridge Notes were: a) 10% interest per annum, paid in arrears; b) one year maturity; and c) for every $10,000 principal amount invested, the purchaser received a five year warrant to acquire 1,000 shares of Anchor common stock at a purchase price of $1.75 per share.

  In February 1997, Anchor offered the purchasers of the Bridge Notes an opportunity to either change the terms of the warrants underlying the Bridge Notes or to participate in Anchor's new financing. The basic terms of these two alternatives are: a) in lieu of receiving 1,000 warrants to purchase 1,000 shares of Anchor common stock at a purchase price of $1.75 per share, the purchaser would receive 2,000 warrants to purchase 2,000 shares of Anchor common stock at a purchase price of $1. 35 per share; or b) exchange the Bridge Notes and receive in return i) interest at the rate of 10% per annum up to the date of conversion; ii) Anchor common stock in place of the Bridge Notes at a price equal to $.90 per share; and iii) five year warrants, equal to the number of shares issued in place of the Bridge Notes with the right to purchase Anchor's common stock at a purchase price of $.90 per share.

  Long-term debt also includes four loans totaling $249,030 at December 31, 1996. The loans provide for monthly installments of principal and interest (with interest rates ranging from 8.25% to 10% per annum) through February 2000. Certain of the loans are secured by furniture and equipment and intangible assets.

  Principal payments due on long-term debt after December 31, 1996 are as follows:

  YEAR
  ----
  1997................................................................. $425,110
  1998.................................................................   70,212
  1999.................................................................   65,268
  2000.................................................................   13,540
                                                                        --------
                                                                         574,130
  Less - current portion...............................................  425,110
                                                                        --------
                                                                        $149,020
                                                                        ========

NOTE 9 - INCOME TAXES

The provision for income taxes is as follows:
                                                         YEAR ENDED DECEMBER 31
                                                         ----------------------
                                                          1996    1995   1994
                                                         ------- ------ -------
Current tax expense:
   Federal.............................................. $    -- $   -- $28,386
   State and local......................................   6,830  4,800   9,809
                                                         ------- ------ -------
                                                           6,830  4,800  38,195
                                                         ------- ------ -------
  Deferred tax benefit:
   Federal..............................................      --     -- (28,386)
   State and local......................................      --     --  (5,009)
                                                         ------- ------ -------
                                                              --     -- (33,395)
                                                         ------- ------ -------
                                                         $ 6,830 $4,800 $ 4,800
                                                         ======= ====== =======

  Deferred income taxes are provided for the temporary differences between the financial reporting and tax bases of Anchor's assets and liabilities. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

  Deferred tax liabilities and assets are comprised of the following:

                                                               DECEMBER 31
                                                           --------------------
                                                              1996       1995
                                                           ----------  --------
  Deferred tax liabilities:
   Depreciation and amortization.......................... $  210,416  $111,322
   Rent...................................................      8,088     6,188
                                                           ----------  --------
                                                              218,504   117,510
                                                           ----------  --------
  Deferred tax assets:
   Depreciation and amortization..........................         --    89,010
   Vacation pay...........................................     67,525    38,968
   Sublease liability.....................................    160,469        --
   Tax credits............................................     41,188    42,977
   Others.................................................     69,300    19,824
   Net operating loss carryforward........................    989,556   647,492
                                                           ----------  --------
                                                            1,328,038   838,271
  Valuation allowance for deferred tax assets............. (1,109,534) (832,083)
                                                           ----------  --------
  Net deferred tax asset..................................    218,504     6,188
                                                           ----------  --------
  Net deferred tax liabilities............................ $       --  $111,322
                                                           ==========  ========

  At December 31, 1996 and 1995, deferred tax liabilities are noncurrent. At December 31, 1996 and 1995, deferred tax assets are comprised of $34,316 and $6,188 which are current and $184,188 and $0, which are noncurrent, respectively. The decrease in deferred tax liabilities of $111,322 in 1996 was recorded as a reduction of goodwill and intangible assets.

  The change in the valuation allowance is comprised of the following items:

                                                       YEAR ENDED DECEMBER 31
                                                       ------------------------
                                                          1996         1995
                                                       -----------  -----------
     Increase due to net operating losses............  $   472,654  $   493,936
     Change in estimate of temporary differences for
      fixed and intangible assets, sublease
      liability, deferred rent, vacation pay and
      other..........................................     (195,203)     256,644
                                                       -----------  -----------
     Net increase....................................  $   277,451  $   750,580
                                                       ===========  ===========

  At December 31, 1996, $151,000 of the valuation allowance related to acquisitions. When realized, the tax benefit will be accounted for as a reduction of goodwill.

  A reconciliation of income tax computed at the federal statutory corporate tax rate to the provision for income taxes follows:

                                        YEAR ENDED DECEMBER 31
                         ----------------------------------------------------------
                               1996                1995                1994
                         ------------------  ------------------  ------------------
                          AMOUNT    PERCENT   AMOUNT    PERCENT   AMOUNT    PERCENT
                         ---------  -------  ---------  -------  ---------  -------
  Income taxes at fed-
   eral statutory rate.. $(477,972)  (34.0)% $(294,790)  (34.0)% $(219,534)  (34.0)%
  Increase (decrease) in
   income taxes
   resulting from:
   State and local in-
    come taxes, net
    of federal tax bene-
    fit.................   (84,348)   (6.0)    (51,559)   (6.0)    (38,741)   (6.0)
   Amortization of good-
    will and
    other intangibles...    79,949     5.7     100,817    11.6      21,594     3.3
   Employee benefits....     9,717     0.7      11,388     1.3      10,358     1.6
   Purchase accounting..        --      --    (259,792)  (30.0)         --      --
   Nonrecurring merger
    expenses............        --      --          --      --     192,927    30.0
   State minimum tax....     6,830     0.5       4,800     0.6       4,800     0.7
   Net operating loss...   472,654    33.6     493,936    57.1      33,396     5.1
                         ---------   -----   ---------   -----   ---------   -----
                         $   6,830     0.5%  $   4,800     0.6%  $   4,800     0.7%
                         =========   =====   =========   =====   =========   =====

  At December 31, 1996, Anchor had federal and state net operating loss carryforwards of approximately $2,767,000 and $1,347,000, respectively. The net operating losses will begin to expire in the year ending December 31, 1998.

  At December 31, 1996, Anchor had federal general business credits of $25,104. The general business credits expire in the years ending December 31, 1996 to December 31, 2000. At December 31, 1996, Anchor had state tax credits of $16,084. The state tax credits may be carried forward indefinitely.

  As discussed in Note 1, Anchor consummated a merger with System Industries, Inc., resulting in shares of Anchor being issued. Federal and state tax law impose limitations on the use of the net operating losses and tax credits following certain changes in ownership. If such an ownership change has occurred, the limitation could reduce the amount of the benefit of the net operating losses and general business credits that would be available to offset future taxable income starting in the year of the ownership change.

NOTE 10 - RETIREMENT AND EMPLOYEE BENEFIT PLANS

  Anchor has a 401(k) profit sharing plan to which eligible employees may contribute up to 15% of their salaries, or a maximum of $9,500 as deferred compensation. The plan also provides for voluntary employer contributions whereby Anchor may match 50% of the employee contribution up to a maximum of 3% of the employees' gross salary. Anchor made no contributions to the plan during the years ended December 31, 1996, 1995, and 1994.

  In addition, Anchor offers active eligible employees certain life, health, vision and dental benefits. There are several plans which differ in amounts of coverage and deductibles. Anchor does not extend such benefits to retirees.

NOTE 11 - STOCK OPTION PLAN

  On December 5, 1994, the Board of Directors of Anchor adopted the Anchor Pacific Underwriters, Inc. 1994 Stock Option Plan (the "1994 Plan"). The aggregate number of shares that are available for issuance pursuant to the exercise of options granted under the 1994 Plan may not exceed 700,000 shares of common stock. Options granted to members of the Board of Directors in 1995 vested immediately upon grant. Other options granted in 1995 generally vested after one year. Options granted in 1996 generally vested over a four-year period, with 25 percent vesting each year. The options are priced at fair market value of the stock at the date of grant, except for shareholders of more than 10% of Anchor, in which case the options are priced at 110% of the market price at the date of grant. Options generally have a ten-year life.

  Anchor applies the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") for its stock option plan. Accordingly, no compensation cost has been recognized for the plan for the years ended December 31, 1996, 1995 and 1994.

  Had Anchor adopted Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), the net loss of $1,405,800 as reported for the year ended December 31, 1996 would compare to a pro forma net loss of $1,441,189, and the net loss of $867,029 as reported for the year ended December 31, 1995 would compare to a pro forma loss of $1,125,240. The charge on a pro forma basis for the year ended December 31, 1995 was primarily the result of options granted to members of the Board of Directors in 1995 which vested immediately. The options were granted to members of the Board of Directors in conjunction with the merger of Anchor and System Industries, Inc. (see Note 1). Primary loss per share of $(.37) as reported for the year ended December 31, 1996 would compare to a pro forma primary loss per share of $(.38), and for the year ended December 31, 1995, the reported primary loss per share of $(.23) would compare to a pro forma primary loss per share of $(.29). Fully diluted loss per share of $(.30) as reported for the year ended December 31, 1996 would compare to a pro forma fully diluted loss per share of $(.31).

  The effects of applying SFAS No. 123 in the preceding pro forma disclosure are not indicative of the effect on reported net income for future years. SFAS No. 123 does not apply to awards granted prior to 1995.

  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1996 and 1995, respectively: expected volatility of 25% for both years, risk-free interest rates of 6.5 and 6.0 percent, and expected lives of 5.8 and 6.4 years. No dividend yield was used as Anchor has not paid dividends in the past and does not anticipate paying dividends in the future. As Anchor's common stock does not have an adequate length of time of being publicly traded, a public entity with similar lines of business was used to estimate expected volatility.

  A summary of the status of Anchor's stock option plan as of December 31, 1996 and 1995, and changes during the years then ended is presented below:

                                                  1996              1995
                                            ----------------- -----------------
                                                     WEIGHTED          WEIGHTED
                                            NUMBER   AVERAGE  NUMBER   AVERAGE
                                              OF     EXERCISE   OF     EXERCISE
                                            SHARES    PRICE   SHARES    PRICE
                                            -------  -------- -------  --------
Outstanding at beginning of year........... 505,250   $1.52      None      --
Granted....................................  62,200   $1.54   512,250   $1.52
Canceled or expired........................ (10,100)  $1.50    (7,000)  $1.50
                                            -------           -------
Outstanding at end of year................. 557,350   $1.52   505,250   $1.52
                                            =======           =======
Options exercisable at year end............ 494,400           374,350
Weighted average grant-date fair value of
options granted during the year whose
exercise price equaled market price on date
of grant...................................           $ .58             $ .60
Weighted average grant-date fair value of
options granted during the year whose
exercise price exceeded market price on date
of grant...................................           $ .59             $ .58

  The following table summarizes information about stock options outstanding at December 31, 1996:

               OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
---------------------------------------------------   -----------------------
                              WEIGHTED
    RANGE                      AVERAGE     WEIGHTED                 WEIGHTED
     OF                       REMAINING    AVERAGE                  AVERAGE
  EXERCISE       NUMBER      CONTRACTUAL   EXERCISE     NUMBER      EXERCISE
   PRICES      OUTSTANDING      LIFE        PRICE     EXERCISABLE    PRICE
  --------     -----------   -----------   --------   -----------   --------
  $1.45-$1.65    556,350      8.6 years     $1.52       494,150      $1.52
  $2.19            1,000      8.6 years     $2.19           250      $2.19
  -----------    -------      ---------     -----       -------      -----
  $1.45-$2.19    557,350      8.6 years     $1.52       494,400      $1.52
  ===========    =======      =========     =====       =======      =====

NOTE 12 - LEASES

  Anchor rents its Concord, California facilities under an operating lease which expires in 2004. The terms of the lease include a 12-month rent deferral and fixed rental escalation. The total rent for the lease term which reflects the 12-month deferral and the escalation is being amortized on the straight-line basis over the full term of the lease, resulting in deferred rent liability of approximately $286,000 and $265,000 at December 31, 1996 and 1995, respectively. The deferred rent liability is included in long-term liabilities on the accompanying balance sheet.

  A subsidiary located in Scottsdale, Arizona leases offices under an operating lease which expires in 2002. In addition, in connection with the acquisition of PKW in October 1994,

Anchor assumed the lease obligation of certain facilities in Oakland, California. During 1995, Anchor subleased 92% of the Oakland facility to two separate tenants. The subleases expire in 1999.

  The consolidated statement of operations includes rent expense of $683,591, $623,563, and $424,597 reflected in selling, general and administrative expenses for the years ended December 31, 1996, 1995, and 1994, respectively.
  Future minimum annual lease payments under operating leases as of December 31, 1996, exclusive of net amounts owed under the Oakland lease which are disclosed in the schedule of payments under long-term liabilities in Note 7, are as follows:

   YEAR
   ----
   1997............................................................  $   595,050
   1998............................................................      609,183
   1999............................................................      631,656
   2000............................................................      746,909
   2001............................................................      748,716
   Thereafter......................................................    1,941,081
                                                                     -----------
                                                                     $ 5,272,595
                                                                     ===========

NOTE 13 - COMMITMENTS AND CONTINGENCIES

  Anchor is subject to certain legal proceedings and claims arising in connection with the normal course of its business. It is management's opinion that the resolution of these claims will not have a material effect on Anchor's consolidated financial position.

  As of March 19, 1997, Anchor had a total of 374,120 warrants outstanding to purchase its common stock at prices ranging from $.90 to $3.00 per share (see Notes 1 and 8).

NOTE 14 - RELATED PARTY TRANSACTIONS

  Anchor is contingently liable on certain bank loans made to three of its shareholders. The amounts outstanding on these loans total approximately $116,201 at December 31, 1996 and the loans mature at various dates from May 1997 to November 1998.

  In 1995, 10% convertible subordinated debentures, totaling $190,000 were sold to seven members of the Board of Directors and two shareholders. An additional $600,000 was raised by selling a second 10% convertible subordinated debenture--series A to Guarantee Life Insurance Company (a current shareholder). Total interest incurred and accrued under the debentures was $95,279 and $8,750 for the years ended December 31, 1996 and 1995, respectively. As of December 31, 1996, one shareholder and one Board member had not converted their debentures (which total $50,000) to equity. This liability is classified under the current portion of long-term debt. All other Board members and shareholders have converted their debentures, including the series A debenture, to equity (see Note 8).

  In 1996, 10% subordinated bridge notes totaling $170,000 were sold to five members of the Board of Directors and two shareholders (see Note 8). Total interest incurred and accrued for the bridge notes was $6,000 for the year ending December 31, 1996. This liability is classified under accounts payable and accrued expenses.