Form 10-Q
period 1997-03-31
ANCHOR PACIFIC UNDERWRITERS INC
filed 1997-05-09
CIK 317781

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                               ________________


                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTER ENDED MARCH 31, 1997         COMMISSION FILE NUMBER: 0-9628

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


     As of March 31, 1997, the Registrant had 4,535,954 shares of common stock outstanding.


                     This document is comprised of 21 pages

================================================================================

                       ANCHOR PACIFIC UNDERWRITERS, INC.

                                     INDEX

PART I.  FINANCIAL INFORMATION
         ITEM 1. Financial Statements:

                 Consolidated Balance Sheets, March 31, 1997 (unaudited) and
                 December 31, 1996..................................................   1

                 Consolidated Statements of Operations for the three months ended
                 March 31, 1997 and 1996 (unaudited)................................   3

                 Consolidated Statements of Shareholders' Equity for the three months ended March 31, 1997 (unaudited) and year ended
                 December 31, 1996..................................................   4


                 Consolidated Statements of Cash Flows for the three months ended
                 March 31, 1997 and 1996 (unaudited)................................   5

                 Notes to Consolidated Financial Statements.........................   7

         ITEM 2. Management's Discussion and Analysis of Financial Condition and
                 Results of Operations..............................................  10


PART II. OTHER INFORMATION

         ITEM 1. Legal Proceedings..................................................  17

         ITEM 2. Changes in Securities..............................................  17

         ITEM 3. Defaults Upon Senior Securities....................................  17

         ITEM 4. Submission of Matters to a Vote of Security Holders................  17

         ITEM 5. Other Information..................................................  17

         ITEM 6. Exhibits and Reports on Form 8-K...................................  17


PART I - FINANCIAL INFORMATION


               ANCHOR PACIFIC UNDERWRITERS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                   March 31,     December 31,
                                                     1997            1996
                                                  -----------    ------------
                                                  (unaudited)
ASSETS
Current Assets:
 Cash and cash equivalents - corporate funds       $    57,745    $   151,765
 Cash and cash equivalents - brokerage
   fiduciary funds                                   1,182,243        977,086
 Cash and cash equivalents - third-party
   administration fiduciary funds                    3,544,477      3,580,793
 Accounts receivable (less allowance for
   doubtful accounts of $38,200 and $32,438
   in 1997 and 1996)                                 1,033,834      1,309,921
 Prepaid expenses and other current assets             217,959        244,086
                                                   -----------    -----------
Total current assets                                 6,036,258      6,263,651


Property and equipment                               2,979,961      2,976,497
Less accumulated depreciation and amortization      (2,231,631)    (2,155,300)
                                                   -----------    -----------
                                                       748,330        821,197

Other assets:
 Goodwill, net                                       1,878,975      1,903,729
 Intangible assets, net                              1,101,692      1,139,467
 Deferred compensation                                 206,784        257,784
 Other                                                 123,417        125,611
                                                   -----------    -----------
                                                     3,310,868      3,426,591
                                                   -----------    -----------

Total assets                                       $10,095,456    $10,511,439
                                                   ===========    ===========

               ANCHOR PACIFIC UNDERWRITERS, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                                   March 31,     December 31,
                                                     1997            1996
                                                  -----------    ------------
                                                  (unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Cash and cash equivalents - third-party
      administration fiduciary funds               $ 3,544,477    $ 3,580,793
    Net premiums payable - insurance companies       1,877,086      2,037,749
    Accounts payable and accrued expenses              361,125        438,208
    Short-term borrowings                            1,420,000      1,395,000
    Current portion of long-term debt                  335,000        425,110
    Current portion of long-term liabilities           768,539        604,398
                                                   -----------    -----------
Total current liabilities                            8,306,227      8,481,258
                                                   -----------    -----------

Long-term liabilities                                  552,026        773,930
                                                   -----------    -----------

Long-term debt, including $220,000 in
 1997 and 1996, owed to related parties                201,026        149,020
                                                   -----------    -----------

Shareholders' equity:
    Preferred stock - $.02 par value;
      500,000 shares authorized; none issued
      and outstanding
    Common stock  - $.02 par value; 8,000,000
      shares authorized; 4,535,954 and
      4,362,837 shares issued as of 3/31/97
      and 12/31/96, respectively                        90,719         87,256
    Additional paid-in capital                       4,079,047      3,925,508
    Accumulated deficit                             (3,133,589)    (2,905,533)
                                                   -----------    -----------
Total shareholders' equity                           1,036,177      1,107,231
                                                   -----------    -----------
Total liabilities and shareholders' equity         $10,095,456    $10,511,439
                                                   ===========    ===========

See accompanying notes.

               ANCHOR PACIFIC UNDERWRITERS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                            Three Months
                                                           Ended March 31,
                                                      -------------------------
                                                          1997          1996
                                                      (unaudited)   (unaudited)
Revenues:
    Commissions, fees and other income                 $2,005,254    $2,066,511
    Interest income                                        21,595        27,842
                                                       ----------    ----------
Total revenue                                           2,026,849     2,094,353
                                                       ----------    ----------

Operating expenses:
    Salaries, commissions and employee benefits         1,384,807     1,375,953
    Selling, general and administrative expenses          755,227       798,029
                                                       ----------    ----------
Total operating expenses                                2,140,034     2,173,982
                                                       ----------    ----------
                                                         (113,185)      (79,629)

Other income (expense):
    Amortization of goodwill and intangible assets        (62,529)      (91,740)
    Interest                                              (51,218)     (129,407)
    Other                                                   3,346        21,447
                                                       ----------    ----------
Total other income (expense)                             (110,401)     (199,700)
                                                       ----------    ----------

Income (loss) before income taxes                        (223,586)     (279,329)

Income tax expense                                          4,470         4,800
                                                       ----------    ----------

Net loss                                               $ (228,056)   $ (284,129)
                                                       ==========    ==========

Net loss per common share                                  $(.05)         $(.08)
                                                       ==========    ==========

Weighted average number of common
    shares outstanding                                  4,456,205     3,681,908
                                                       ==========    ==========

See accompanying notes

                       ANCHOR PACIFIC UNDERWRITERS, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                        Additional     Retained
                                                    Common Stock         Paid-In       Earnings
                                                  Shares     Amount      Capital       (Deficit)       Total
                                              -----------------------------------------------------------------

Balance at December 31, 1995                    3,674,501    $73,490    $2,989,275    $(1,499,733)  $ 1,563,032
                                              =================================================================

   Stock issued for warrants exercised                 36          1           107              -           108
   Debentures exchanged for stock                 644,444     12,889       857,111              -       870,000
   Shares issued for acquisitions                  43,928        879        79,120              -        79,999
   Canceled stock:
      Fractional shares                               (72)        (3)         (105)             -          (108)
   Net loss                                             -          -             -     (1,405,800)   (1,405,800)
                                              -----------------------------------------------------------------

Balance at December 31, 1996                    4,362,837    $87,256    $3,925,508    $(2,905,533)  $ 1,107,231
                                              =================================================================
   Stock issued for warrants exercised                567         12         1,690              -         1,702
   Stock issued for Private Offering              172,553      3,451       151,849              -       155,300
   Canceled stock:
      Fractional shares                                (3)         -             -              -             -
    Net Loss                                            -          -             -       (228,056)     (228,056)
                                              -----------------------------------------------------------------

Balance at March 31, 1997 (Unaudited)           4,535,954    $90,719    $4,079,047    $(3,133,589)  $ 1,036,177
                                              =================================================================

See accompanying notes

               ANCHOR PACIFIC UNDERWRITERS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              Three Months
                                                             Ended March 31,
                                                        -----------------------
                                                           1997         1996
                                                        (unaudited)  (unaudited)

OPERATING ACTIVITIES
Net loss                                                 $(228,056)   $(284,129)
Adjustments to reconcile net loss to cash provided
   by (used in) operating activities:
      Depreciation and amortization                         76,331       69,579
      Amortization of goodwill, other intangibles
         and organization expenses                          62,529       91,740

Changes in operating assets and liabilities,
   net of effect of purchases of subsidiaries:
      Cash and cash equivalents - brokerage
         fiduciary funds                                  (205,157)     261,788
      Accounts receivable                                  276,087     (576,043)
      Prepaid expenses and other current assets              7,536        1,802
      Other assets                                           2,194       (3,022)
      Deferred compensation                                 51,000      (73,656)
      Net premiums payable - insurance companies          (160,663)     342,945
      Accounts payable and accrued expenses                (77,083)      30,209
      Other liabilities                                          -      (22,865)
                                                         ---------    ---------

Net cash (used in) operating activities                   (195,282)    (161,652)

INVESTING ACTIVITIES
Notes receivable, net                                       18,591       (4,872)
Purchases of property and equipment                         (3,464)     (40,921)
Purchases of customer list                                       -     (260,000)
                                                         ---------    ---------

Net cash provided by (used in) investing activities         15,127     (305,793)

               ANCHOR PACIFIC UNDERWRITERS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                                              Three Months
                                                             Ended March 31,
                                                        -----------------------
                                                           1997         1996
                                                        (unaudited)  (unaudited)
FINANCING ACTIVITIES
Common stock issued:
    1997 Offering                                          155,300            -
    Warrants                                                 1,702            -
Debt:
   Borrowings                                               35,000            -
   Repayment                                              (105,867)    (102,860)
Net payments on amounts due on acquisitions                      -      156,022
                                                         ---------    ---------
Net cash provided by financing beginning of period          86,135       53,162
                                                         ---------    ---------

Net decrease in cash                                       (94,020)    (414,283)
Cash and cash equivalents - corporate
 funds at beginning of period                              151,765      904,781
                                                         ---------    ---------
Cash and cash equivalents - corporate
 funds at end of period                                  $  57,745    $ 490,498
                                                         =========    =========

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
   Interest                                              $  51,218    $ 129,407
                                                         =========    =========
   Income taxes                                          $   4,470    $       -
                                                         =========    =========

SUPPLEMENTAL NON-CASH FINANCING ACTIVITIES
Common stock - convertible debentures exercised          $       -    $  15,000
                                                         =========    =========

See accompanying notes

               ANCHOR PACIFIC UNDERWRITERS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

                                 MARCH 31, 1997


NOTE 1 - BASIS OF PRESENTATION
------------------------------

     The accompanying unaudited consolidated financial statements of Anchor Pacific Underwriters, Inc. and its subsidiaries ("Anchor") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in Anchor's Form 10-K for the year ended December 31, 1996.

     The financial statements have been prepared on the going concern basis. Anchor has reported a net loss during the past three years. The increase in net loss from 1995 to 1996 relates primarily to business lost due to new underwriting requirements imposed by a new insurance carrier. In addition, Anchor maintained a $1,000,000 credit line with a bank which expired on January 7, 1997 and has not been renewed. Anchor is continuing to negotiate with the bank to restructure a new credit facility; or, as an alternative, move the credit facility to another interested bank (depending upon the terms and conditions); or, lastly, use proceeds from investors to satisfy, or reduce, the obligation and convert the remaining balance to a longer term note. The terms and conditions of this new credit facility are expected to be finalized prior to the end of second quarter 1997. Anchor's business is not capital intensive and Anchor historically has had sufficient capital to meet its operating needs. However, Anchor is currently seeking to raise an additional $500,000 in equity from the members of the Boards of Directors and other qualified investors to supplement working capital. As of May 2, 1997, Anchor had raised $203,300, and had oral commitments for an additional $145,000 in equity financings. Under the terms of this financing Anchor will issue common stock at $0.90 per share and a five year warrant to purchase stock at $0.90 per share.

     Management's plan is to strengthen Anchor's core health insurance and property and casualty insurance businesses by: (a) continuing to develop specialized affiliated business units that target selected insurance market segments defined by industry type, geographic location and consumer demographics; (b) establishing new products and services; and (c) strengthening management, sales and marketing staff. In conjunction with this strategy, Anchor regularly considers acquisition and merger opportunities and other business expansion alternatives. As part of Anchor's long-term strategy to create the premier regional publicly traded insurance brokerage/administrator in the Western United States, it expects to obtain additional momentum by using its status as a public company to attract public or private financing. Such funding would be used by Anchor for future acquisitions, expanded marketing and consolidation of its insurance operations.

Recapitalization and Restatement
--------------------------------

     On January 6, 1995, Anchor merged with System Industries, Inc. ("System"). For accounting purposes, the merger was treated as a recapitalization of Anchor with Anchor as the acquirer (reverse acquisition). Upon consummation of this merger, shareholders and certain creditors of System each received one share of Anchor common stock and one warrant to purchase one share of Anchor common stock at a price of $3.00 for every 42.3291 shares of issued and outstanding System common stock. Warrants to purchase 194,886 shares of common stock expired January 6, 1997, and unissued warrants to purchase 195,789 shares of common stock will expire one year after their issuance. As a result of the merger, Anchor became a public company.

NOTE 2 - ACQUISITIONS
---------------------

     To date, acquisitions by Anchor have involved both relatively small acquisitions of insurance brokerage and administration accounts, as well as larger acquisitions of insurance brokerage companies, such as Putnam, Knudsen & Wieking, Inc. ("PKW"), and third-party administrators, such as Benefit Resources, Inc. ("BRI"). The results of operations from these acquisitions are included in Anchor's consolidated financial statements from the date of
purchase.    Anchor expects to continue to expand its insurance brokerage and administration businesses and currently is engaged in several new business projects which are expected to substantially expand gross income through internal growth thereby avoiding the costs associated with typical purchase contracts.

NOTE 3 - CONTINGENCIES
----------------------

     Anchor is subject to certain legal proceedings and claims arising in the ordinary course of its business. It is management's opinion that the resolution of these claims will not have a material effect on Anchor's consolidated financial position.

NOTE 4 - SUBORDINATED BRIDGE NOTES AND WARRANT
----------------------------------------------

     During 1996, Anchor raised $225,000 from five members of the Board of Directors and other qualified investors through the issuance of 10% Subordinated Bridge Notes with Warrant to Purchase Shares of Anchor Common Stock ("Bridge Notes"). The basic terms of the Bridge Notes were: (a) 10% interest per annum, paid in arrears; (b) one year maturity; (c) for every $10,000 of principal invested the purchaser received a five year warrant to acquire 1,000 shares of Anchor common stock at a purchase price of $1.75 per share; (d) "piggyback" registration rights for three years; and (e) subordination provisions that subordinate the Bridge Notes to Anchor's "Senior Debt" (as defined in the Bridge Notes), except that the Bridge Notes are equal in status to the Debentures and Series A Debenture (see Note 5 below) issued during 1995, which become due in 1997.

     In February 1997, Anchor offered the purchasers of said Bridge Notes an opportunity to either change the terms of the warrants underlying the Bridge Notes or to participate in the 1997 Offering (see Note 6 below), by exchanging their Bridge Notes. The basic terms of these two alternatives were: (a) in lieu of receiving 1,000 warrants to acquire 1,000 shares of Anchor common stock at a purchase price of $1.75 per share, for every $10,000 of principal invested, the purchaser would receive 2,000 warrants to acquire 2,000 shares of Anchor common stock at a purchase price of $1.35 per share; or (b) participate in the 1997 Offering by exchanging the Bridge Notes and receive in return (i) interest at the rate of 10% per annum up to the date of conversion; (ii) Anchor common stock in place of the Bridge Notes at a price equal to $0.90 per share; and (iii) five year warrants, equal to the number of shares issued in place of the Bridge Notes, with the right to purchase Anchor's common stock at a purchase price of $0.90 per share. As of May 2, 1997, purchasers representing $180,000 of said Bridge Note chose alternative (a) above, and the remaining $45,000 chose alternative (b) above.

NOTE 5 - 10% CONVERTIBLE SUBORDINATED DEBENTURES
------------------------------------------------

     In 1995, Anchor issued $370,000 of 10% Convertible Subordinated Debentures (the "Debentures") and a 10% Convertible Subordinated Debenture, Series A ("Series A Debenture") for $600,000. In December 1996, Guarantee Life Insurance Company converted all $600,000 of the Series A Debenture it held into 444,444 shares of Anchor's common stock at $1.35 per share. In addition, investors holding $270,000 of the Debentures, including seven members of the Board of Directors, converted their Debentures into 200,000 shares of Anchor's common stock at $1.35 per share. These conversions will save Anchor approximately $85,000 in interest payments, reduce outstanding indebtedness by $870,000 and, in turn, increase shareholders' equity by $870,000. For further information regarding the Series A Debenture and the Debentures, refer to Anchor's Annual Report on Form 10-K for the year ended December 31, 1995.

NOTE 6 - 1997 OFFERING
----------------------

     During first quarter 1997, Anchor began raising additional funds from members of the Board of Directors and other qualified investors through a private offering of Anchor common stock along with warrants to acquire shares of Anchor common stock (the "1997 Offering"). As of May 2, 1997, Anchor had received $203,300 from said investors and had oral commitments for an additional $145,000 in the 1997 Offering. Anchor intends to utilize a substantial portion of the proceeds from the 1997 Offering to support current and future working capital needs of Anchor. The basic terms of the 1997 Offering are: (a) 555,000 shares of Anchor common stock available at a purchase price of $0.90 per share:
(b) warrants to acquire one share of Anchor common stock for each share of Anchor common stock purchased at an exercise price of $0.90 per share; (c) five year warrants; (d) "piggyback" registration rights for three years; and (e) anti-dilution protection for stock splits, stock dividends, recapitalizations and reorganizations. Purchasers of the 1997 Offering, as of May 2, 1997, consist of six members of the Board of Directors and other qualified investors.

NOTE 7 - COMMITMENTS
--------------------

     On December 17, 1996, Anchor entered into a Financial Advisory Agreement ("Agreement") with The Private Financing Group ("TPFG"), to advise and assist in planning, balance sheet analysis, locating investors, joint ventures, merger partners, or funding sources, reviewing overall business needs and promotion of
the internal and external business goals of Anchor.   In particular, TPFG was to
contact outside third party and institutional funding sources concerning possible debt or equity financing opportunities. Although, Anchor had discussions with several potential investors concerning possible financings, management concluded that the current financial condition of Anchor made any financing proposal too costly. Consequently, the Board of Directors has determined that management should defer seeking outside financing until Anchor's financial operating results sufficiently improve to enable it to achieve a cost-effective private or public financing.

     The Agreement with TPFG provided for an advisory consulting fee of $15,000 per month commencing December 17, 1996, and continuing for a period of six months, plus reasonable expenses. Because the Board of Directors has determined that management should postpone seeking outside financing, in April 1997, management exercised the cancellation provisions and terminated the Agreement with TPFG.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BACKGROUND

       Anchor was organized in 1986 as a California general partnership for the specific purpose of acquiring Harden & Company Insurance Services, Inc. ("Harden"), a third-party employee benefits administrator. Anchor was reorganized as a private California corporation in March 1987, and became a public reporting Delaware corporation in January 1995.

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

       From 1990 through 1992, Anchor expanded its property and casualty business by: (a) acquiring certain assets, including insurance brokerage accounts, from four property and casualty brokerage firms; and (b) organizing Anchor Pacific Premium Finance Company ("APPFCO"), to complement its property and casualty business by providing premium financing to Anchor's clients.
Anchor continued its expansion strategy by acquiring Benefit Resources, Inc. ("BRI"), a third-party employee benefits administrator located in Scottsdale, Arizona in August 1994; Putnam, Knudsen & Wieking, Inc. ("PKW"), a property and casualty insurance brokerage company located in Oakland, California in October 1994; certain third-party administration accounts from Dutcher Insurance Agency, Inc. ("Dutcher"), located in Stockton, California in February 1995; R. L. Ferguson Agency ("RLF"), a property and casualty insurance brokerage company located in Walnut Creek, California in March 1996; certain property and casualty accounts from Norman I. Robins ("Robins"), in April 1996; and certain property accounts from John R. McPherson ("McPherson"), in May 1996. Anchor expects to continue to expand its insurance brokerage and administration businesses and currently is engaged in several new business projects which will substantially expand gross income through internal growth thereby avoiding the costs associated with typical purchase contracts.

RESULTS OF OPERATIONS -- QUARTERS ENDED MARCH 31, 1997 AND 1996

GENERAL

       Anchor derives a portion of its revenues from commissions, which generally are based on a percentage of gross premiums, and contingent commissions, which are generally based on underwriting profits over a given period of time by the insurance carrier, and fees received for claims administration (including underwriting and risk analysis) services, which generally are based on a percentage of premiums collected, or on a per capita basis. Anchor does not assume any underwriting risk in connection with its business.

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

       Other factors, such as client uncertainty about the effect of health care reform, could also affect Anchor's business. Anchor believes that its expertise in two areas frequently identified in health care reform proposals (managed care and managed competition), combined with its strategy of serving middle market clients, leaves it well positioned to operate effectively in a managed care and managed competition environment. Anchor also believes that in the current political environment, the United States will experience incremental, rather than sudden comprehensive changes in health care regulations. It is not possible at this time, however, to predict the effect that any health care legislation will have on Anchor's business condition or operations. Anchor is unaware of any current regulatory proposals that could have a material effect on its liquidity, capital resources or operations.

       Anchor has taken steps to strengthen the sales management at both PKW and BRI by hiring seasoned sales and marketing executives to take over marketing responsibilities. Product development and new product sales continue to be a top priority, as does geographical diversification into other states and marketing territories. Marketing for new business coinciding with the release of new products by Harden and BRI began in 1996. Market reaction to these changes has been encouraging and the increase in new revenue is beginning to match prior periods of production. Furthermore, Harden and BRI have been successful in securing an alternative insurance carrier to strengthen and broaden their product offerings in the small group market, as well as facilitate geographic diversification. This new insurance carrier has negotiated a multi-year, exclusive contract with Harden and BRI which management believes will enhance sales opportunities in California and Arizona. Initial market reaction to this change continues to be very favorable. Harden and BRI began to receive revenues from this new business in January 1997.

REVENUES

       TOTAL REVENUES. Total revenues for the three months ended March 31, 1997 were $2,026,849, a decrease of $67,504 or 3.2%, as compared to 1996 first quarter revenues of $2,094,353. The decrease resulted from the continuing soft property and casualty market and the effects of open-rating in workers' compensation. Anchor's revenues vary from quarter to quarter as a result of the timing of policy renewals and net new/lost business production, whereas expenses are fairly uniform throughout the year.

       Commissions and fees make up substantially all of Anchor's revenues. The following table sets forth the percentages of Anchor's revenues attributable to insurance brokerage services (for which commissions are generated), and third-party administration, underwriting and risk analysis services (for which fees are generated), for the three months ended March 31, 1997, 1996 and 1995. Also included is the percentage of revenues generated from premium finance activities.

=====================================================
     QUARTER ENDED MARCH 31,       1997   1996   1995
-----------------------------------------------------
Insurance Brokerage Commissions      40%    42%    41%
-----------------------------------------------------
Third-Party Administration Fees      60%    58%    58%
-----------------------------------------------------
Premium Financing                     0%     0%     1%
-----------------------------------------------------
     Total                          100%   100%   100%
=====================================================

       As discussed below, Harden and BRI have recently been successful in securing a multi-year, exclusive contract with a new insurance carrier. Because this new relationship presents substantial growth opportunities, Anchor expects to experience an increase in the percentage of its revenues that are derived from third-party administration activities.

       COMMISSIONS. Commissions from insurance brokerage services are reported net of sub-broker commissions and generally are recognized as of the effective date of the insurance policy, except for commissions on installment premiums which are recognized periodically as billed. Commissions for the first quarter of 1997 were $800,031, a decrease of $74,267 or 8.5%, compared to $874,298 of commissions for the first quarter of 1996. The decrease is largely due to the continuing soft property and casualty market and the effects of open-rating in workers' compensation.

       Based on recent experience, management presently anticipates that commission revenues generated from the sale of workers' compensation insurance, which accounted for approximately 15% of commission revenues (or 7% of Anchor's total revenues) in 1996, may decrease as a result of workers' compensation reform in California. Anchor believes, however, that revenues generated from anticipated growth and continued diversification of its business will substantially offset any loss of revenues that result from workers' compensation reform.

       FEES. Fees from Anchor's third-party administration (including underwriting and risk analysis) services for the three months ended March 31, 1997 were $1,205,090, a increase of $12,904, or 1.1%, as compared to $1,192,186 in fees for the same period in 1996. This increase in fee income is the result of new business received from the new insurance carrier as further discussed below.

       Fee revenues generated by Anchor in the first quarter of 1997 from third-party administration services consist of revenues generated by Harden and BRI.
A significant portion of BRI's fee revenues generated from new clients relate to an insurance product underwritten by one insurance carrier, which is an A- (Excellent) rated carrier.

       Harden's third-party administration revenues are substantially derived from: (a) an insurance product underwritten by one insurance carrier, which is A- (Excellent); and (b) the administration of insurance programs underwritten by various insurance carriers for a number of self-insured employers. The insurance product, described in (a) above, accounted for approximately 46% of Harden's revenues (or approximately 18% of Anchor's total revenues) in 1996, and revenues related to the administration of self-insured programs, described in
(b) above, accounted for approximately 52% of Harden's revenues (or approximately 21% of Anchor's total revenues) in 1996. Self-insurance is a program in which a client assumes a manageable portion of its insurance risks, usually (although not always) placing the less predictable and larger loss exposure with an excess insurance carrier.

       The insurance carrier which offered the product that accounted for 51% of Harden and BRI's and 27% of Anchor's third-party administration revenues in 1996 informed Harden and BRI in the third quarter of 1996, that as a result of changes in its business strategy, it would discontinue offering such an insurance product by the end of February 1997.

       As of October 31, 1996, Harden obtained a commitment from an A- (Excellent) rated insurance carrier to underwrite the risk and provide a replacement product effective December 1, 1996. The transition to the new insurance carrier has been less disruptive for Harden and BRI's clients than an earlier transition to a new carrier in late 1995, because the new replacement insurance carrier is fully assuming all policies in California and a majority of policies in Arizona thereby avoiding the loss of accounts which Harden and BRI experienced earlier. The impact on Harden and BRI's revenue is expected to be minimal.

       The new replacement insurance carrier is a subsidiary of the largest HMO in Nevada. Management believes that the new insurance carrier will enable Anchor to provide the small group medical insurance market with stronger managed care components. The replacement insurance carrier's business strategy is to aggressively market group health products in a multi-state distribution system through an exclusive multi-year contract with Harden and BRI in California and Arizona. The reaction of the Harden and BRI distributors continues to be very favorable. Harden and BRI began to receive revenues from this new business in January 1997.

       INTEREST INCOME. Interest income consists of interest earned on insurance premiums and other funds held in fiduciary accounts and interest earned on investments. Interest income was $21,595 and $27,842 for the three months ended March 31, 1997 and 1996, respectively. The decrease in interest income in 1997, as compared to 1996, was primarily caused by reduced insurance premiums and other funds held in fiduciary accounts, which is directly related to business lost due to the prior insurance carrier's underwriting requirements referred to above.

EXPENSES

       TOTAL EXPENSES. Total operating expenses for the three months ended March 31, 1997, were $2,140,034, a decrease of $33,948 or 1.6% as compared to the operating expenses of $2,173,982 for the same period in 1996. As discussed below, the decrease in total expenses resulted from a decrease in selling, general and administrative expenses offset, in part, by the increase in employee compensation and benefits.

     Anchor continues to monitor expenses closely as Harden and BRI transition from one carrier to another for their major indemnity product. Anchor is monitoring staffing needs as well as outside professional services. Management expects to achieve further cost reductions and greater productivity in connection with the termination of an outside vendor supplying systems support.

       EMPLOYEE COMPENSATION AND BENEFITS. Employee compensation and benefits for the three months ended March 31, 1997, were $1,384,807, a increase of $8,854 or 0.6% as compared to $1,375,953 for the same period in 1996. During 1996, Anchor took steps to strengthen the sales management at both PKW and BRI by hiring seasoned sales and marketing executives to take over marketing responsibilities resulting in an increase in employee compensation and benefits.

       SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $755,227 and $793,029 for the three months ended March 31, 1997 and 1996, respectively. The $37,802, or 4.8%, decrease in 1997, as compared to 1996, resulted primarily from a decrease in legal and auditing fees. General and administrative expenses include rent, travel, insurance, postage, telephone, supplies and other miscellaneous expenses.

       INTEREST EXPENSE. Interest expense totaled $51,218 and $129,407, for the three months ended March 31, 1997 and 1996, respectively. The decrease in expense of $78,189 in the first quarter 1997, as compared to the same period in 1996, resulted from the termination of services of an investment banker relating to the prior proposed issuance of Series A Convertible Preferred Stock and the initial conversions of the Series A Debenture and Debentures. Anchor will continue to see additional expense savings in 1997 as a result of the
conversions of the Series A Debenture and Debentures.   For further details
refer to Note 5, above.

       AMORTIZATION OF GOODWILL AND OTHER INTANGIBLES. Goodwill represents the excess of the cost of acquisitions over the fair value of net assets acquired. Other intangibles include covenants not to compete, customer lists and other contractual rights. Amortization of goodwill and other intangibles was $62,529 and $91,740, for the three months ended March 31, 1997 and 1996. respectively. The decrease in amortization and other intangibles is a result of goodwill being fully amortized at Harden as of December 31, 1996.

INCOME TAXES

       Anchor's expense for income taxes was $4,470 and $4,800 for the three
month periods ended March 31, 1997 and 1996, respectively.   An analysis of
Anchor's provision for income taxes is presented in Note 9 of the Notes to Consolidated Financial Statements in Anchor's Form 10-K for the year ending December 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES

       Anchor's business is not capital intensive and Anchor historically has had sufficient capital to meet its operating needs. Anchor reported net cash flows (used in) operations of $(195,282) for the three months ended March 31, 1997, compared to net cash flows (used in) operations of $(161,652) for the three months ended March 31, 1996. During 1996, Anchor met its operating and capital needs from various sources, including borrowing under its existing credit agreements and the proceeds from the sale of Bridge Notes, as further
discussed below.     Anchor is currently seeking to raise an additional $500,000 in equity from the members of the Board of Directors and other qualified investors to supplement working capital. Liquidity would be impaired if cash flow from operations were reduced or if existing credit lines and proceeds from other debt financing were insufficient.

       During 1996, Anchor raised $225,000 from five members of the Board of Directors and other qualified investors through the issuance of 10% Subordinated Bridge Notes with Warrant to Purchase Shares of Anchor Common Stock ("Bridge Notes"). The basic terms of the Bridge Notes were: (a) 10% interest per annum, paid in arrears; (b) one year maturity; (c) for every $10,000 of principal invested, the purchaser received 1,000 warrants to acquire 1,000 shares of Anchor common stock at a purchase price of $1.75 per share; (d) "piggyback" registration rights for three years; and (e) subordination provisions that subordinate the Bridge Notes to Anchor's "Senior Debt" (as defined in the Bridge Notes), except that the Bridge Notes are equal in status to the Debentures and Series A Debenture (see Note 5 above) issued during 1995, which become due in 1997.

       In February 1997, Anchor offered the purchasers of said Bridge Notes an opportunity to either change the terms of the warrants underlying the Bridge Notes or to participate in the 1997 Offering (see Note 6 above), by exchanging their Bridge Notes. The basic terms of these two alternatives were: (a) in lieu of receiving 1,000 warrants to acquire 1,000 shares of Anchor common stock at a purchase price of $1.75 per share, for every $10,000 of principal invested, the purchaser would receive 2,000 warrants to acquire 2,000 shares of Anchor common stock at a purchase price of $1.35 per share; or (b) participate in the 1997 Offering by exchanging the Bridge Notes and receiving in return (i) interest at the rate of 10% per annum up to the date of conversion; (ii) Anchor common stock in place of the Bridge Notes at a price equal to $0.90 per share; and (iii) five year warrants, equal to the number of shares issued in place of the Bridge Notes, with the right to purchase Anchor's common stock at a purchase price of $0.90 per share. As of May 2, 1997, purchasers representing $180,000 of said Bridge Note chose alternative (a) above, and the remaining $45,000 chose alternative (b) above.

       In 1995, Anchor issued $370,000 of Convertible Subordinated Debentures (the "Debentures") and a 10% Convertible Subordinated Convertible Debenture, Series A ("Series A Debenture") in the amount of $600,000. In December 1996, Guarantee Life Insurance Company converted all $600,000 of the Series A Debenture it held into 444,444 shares of Anchor's common stock at $1.35 per share. In addition, investors holding $270,000 of the Debentures, including seven members of the Board of Directors, converted their Debentures into 200,000 shares of Anchor's common stock at $1.35 per share. These conversions will save Anchor approximately $85,000 in interest payments, reduce outstanding indebtedness by $870,000 and, in turn, increase shareholders' equity by $870,000. For further information regarding the Series A Debenture and the Debentures, refer to Anchor's Annual Report on Form 10-K for the year ended December 31, 1995.

       On December 17, 1996, Anchor entered into a Financial Advisory Agreement ("Agreement") with The Private Financing Group ("TPFG"), to advise and assist in planning, balance sheet analysis, locating investors, joint ventures, merger partners, or funding sources, reviewing overall business needs and promotion of
the internal and external business goals of Anchor.   In particular, TPFG was to
contact outside third party and institutional funding sources concerning possible debt or equity financing opportunities. Although, Anchor had discussions with several potential investors concerning possible financings, management concluded that the current financial condition of Anchor made any financing proposal too costly. Consequently, the Board of Directors has determined that management should defer seeking outside financing until Anchor's financial operating results sufficiently improve to enable it to achieve a cost-effective private or public financing.

       The Agreement with TPFG provided for an advisory consulting fee of $15,000 per month commencing December 17, 1996, and continuing for a period of six months, plus reasonable expenses. Because the Board of Directors has determined that management should postpone seeking outside financing, in April 1997, management exercised the cancellation provisions and terminated the Agreement with TPFG.

       During first quarter 1997, Anchor began raising additional funds from members of the Board of Directors and other qualified investors through a private offering of Anchor common stock along with warrants to acquire shares of Anchor common stock (the "1997 Offering"). As of May 2, 1997, Anchor had received $203,300 from said investors and had oral commitments for an additional $145,000 in the 1997 Offering. Anchor has utilized a substantial portion of the proceeds from the 1997 Offering to support current working capital needs. The basic terms of the 1997 Offering are: (a) 555,000 shares of Anchor common stock available at a purchase price of $0.90 per share: (b) warrants to acquire one share of Anchor common stock for each share of Anchor common stock purchased at an exercise price of $0.90 per share; (c) five year warrants; (d) "piggyback" registration rights for three years; and (e) anti-dilution protection for stock splits, stock dividends, recapitalizations and reorganizations. Purchasers of the 1997 Offering, as of May 2, 1997, consist of six members of the Board of Directors and other qualified investors.

     Capital and certain acquisition related expenditures were $3,464 and $300,921 for the three months ended March 31, 1997, and 1996, respectively. Computer equipment was purchased by Harden during the first quarter of 1997. The R.L. Ferguson Insurance Agency ("RLF") located in Walnut Creek, California was acquired and merged into Anchor's insurance brokerage subsidiary, PKW, located in Concord, California, during the first quarter of 1996.

     Short-term debt, current portion of long-term debt and current portion of long-term liabilities at March 31, 1997, totaling in the aggregate $2,523,539 (as compared to $2,424,508 at December 31, 1996) consisted of: (a) $975,000 outstanding under a $1,000,000 revolving line of credit maintained by Anchor with a regional San Francisco Bay Area bank; (b) $445,000 outstanding under a $450,000 unsecured line of credit with another regional San Francisco Bay Area bank; (c) approximately $243,750 of future fixed payments under a consulting agreement entered into with a company affiliated with the former shareholders of BRI; (d) $207,500 representing the current portion of obligations with regard to certain real property leased by PKW prior to its acquisition by Anchor and relocation to Anchor's executive offices; (e) $100,000 of Debentures; (f) $225,000 of Bridge Notes ($45,000 of which was converted to stock in April
1997); and (g) approximately $327,289 for certain other current liabilities.

     On January 7, 1997, the $1,000,000 line of credit expired. Although Anchor was within the covenants of the line of credit on the renewal date, and is current with all interest payments, the bank notified Anchor that it would no
longer continue to extend the line to Anchor, under the same terms.   However,
Anchor is continuing to negotiate with the bank to restructure a new credit facility; or, as an alternative, move the credit facility to another interested bank (depending upon the terms and conditions); or, lastly, use proceeds from investors to satisfy, or reduce, the obligation and convert the remaining balance to a longer term note. The terms and conditions of this credit facility are expected to be finalized prior to the end of second quarter 1997. The interest rate on the $1,000,000 line of credit is at the lending bank's prime rate.

       In 1995, the bank that provided Anchor with the $1,000,000 line of credit also provided Anchor with equipment financing loans of $125,000 and $62,000 for equipment purchased with operating capital. The proceeds from the $125,000 equipment financing loan were then used to reduce the outstanding balance on said $1,000,000 line of credit. The $450,000 unsecured line of credit with the other regional San Francisco Bay Area bank matures on October 20, 1997. The interest rate on the $450,000 line of credit is equal to the lending bank's prime rate plus 1.5%.

     At March 31, 1997, long-term liabilities, less the current portion discussed above, totaled $753,052 (as compared to $922,950 at December 31, 1996), and primarily consisted of (a) approximately $140,250 of future fixed payments under the consulting agreement, mentioned above, with a company affiliated with the former shareholders of BRI; (b) approximately $178,650 representing the long-term portion of obligations with regard to certain real property leased by PKW prior to its acquisition by Anchor and relocation to Anchor's executive offices; (c) approximately $291,300 representing deferred rent with regard to certain real property currently leased by Anchor; and
(d) approximately $142,852 for certain other long-term liabilities. In May 1995, PKW entered into a sublease with respect to 82% of PKW's prior office space. In December 1995, PKW entered into a sublease with respect to an additional 10% of PKW's prior office space. The subleases expire on November 30, 1999, and each require PKW to provide a multi-year rent subsidy. The amounts classified as short and long-term liability with respect to the PKW leases reflect such subsidy and are based upon the assumption that the remaining 8% of such office space will be subleased.

       Anchor has not paid cash dividends in the past and does not expect to pay cash dividends in the foreseeable future.

STRATEGY

       Anchor's strategy is to strengthen its core health insurance and property and casualty (including workers' compensation) insurance businesses by: (a) continuing to develop specialized affiliated business units that target selected insurance industry market segments defined by industry type, geographic location and consumer demographics; (b) establishing new products and services; and (c) strengthening management, sales and marketing staff. In conjunction with this strategy, Anchor regularly considers acquisition and merger opportunities and other business expansion alternatives. As part of Anchor's strategy to create the premier regional publicly traded insurance brokerage/administrator in the Western United States, it expects to obtain additional momentum by using its status as a public company to attract public or private financing. Such funding would be available to Anchor for future acquisitions, expanded marketing and consolidation of its insurance operations.

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


                               ANCHOR PACIFIC UNDERWRITERS, INC.



Date:    May  2, 1997          /s/ James R. Dunathan
      -----------------      ---------------------------------------------------
                               James R. Dunathan
                               President and Chief Executive Officer



Date:    May 2, 1997           /s/ Earl Wiklund
      -----------------      ---------------------------------------------------
                               Earl Wiklund
                               Senior Vice President and Chief Financial Officer