Form 10-Q
period 1997-06-30
ANCHOR PACIFIC UNDERWRITERS INC
filed 1997-08-13
CIK 317781

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

      FOR THE QUARTER ENDED JUNE 30, 1997         COMMISSION FILE NUMBER: 0-9628

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

                         Common stock, $.02 par value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

     As of June 30, 1997, the Registrant had 4,628,175 shares of common stock outstanding.

                    This document is comprised of 32 pages.

================================================================================

                       ANCHOR PACIFIC UNDERWRITERS, INC.

                                     INDEX

PART I.   FINANCIAL INFORMATION


          ITEM 1.   Financial Statements:

                    Consolidated Balance Sheets, June 30, 1997
                    (unaudited) and December 31, 1996...................       1

                    Consolidated Statements of Operations for the six
                    months and quarters ended June 30, 1997 and 1996
                    (unaudited).........................................       3

                    Consolidated Statements of Shareholders' Equity for
                    the six months ended June 30, 1997 (unaudited) and
                    year ended December 31, 1996........................       4

                    Consolidated Statements of Cash Flows for the six
                    months ended June 30, 1997 and 1996 (unaudited).....       5

                    Notes to Consolidated Financial Statements .........       7

          ITEM 2.   Management's Discussion and Analysis of Financial
                    Condition and Results of Operations ................      10


PART II.  OTHER INFORMATION

          ITEM 1.   Legal Proceedings...................................      17

          ITEM 2.   Changes in Securities...............................      17

          ITEM 3.   Defaults Upon Senior Securities.....................      17

          ITEM 4.   Submission of Matters to a Vote of Security Holders.      17

          ITEM 5.   Other Information...................................      17

          ITEM 6.   Exhibits and Reports on Form 8-K....................      18

                        PART I - FINANCIAL INFORMATION


              ANCHOR PACIFIC UNDERWRITERS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS



                                             June 30,     December 31,
                                               1997           1996
                                           -----------    ------------
                                           (unaudited)

ASSETS
Current Assets:
    Cash and cash equivalents -
     corporate funds                        $   28,799     $   151,765
    Cash and cash equivalents -
     brokerage fiduciary funds               1,275,310         977,086

    Cash and cash equivalents -
     third-party administration
     fiduciary funds                         2,930,057       3,580,793
    Accounts receivable (less allowance
     for doubtful accounts of $41,200
     and $32,438 in 1997 and 1996)           1,187,374       1,309,921
    Prepaid expenses and other current
     assets                                    263,301         244,086
                                            ----------     -----------
Total current assets                         5,684,841       6,263,651


Property and equipment                       2,981,145       2,976,497
Less accumulated depreciation and
 amortization                               (2,306,896)     (2,155,300)
                                            ----------     -----------
                                               674,249         821,197

Other assets:
    Goodwill, net                            1,861,879       1,903,729
    Intangible assets, net                   1,062,020       1,139,467
    Deferred compensation                      206,784         257,784
    Other                                      144,757         125,611
                                            ----------     -----------
                                             3,275,440       3,426,591
                                            ----------     -----------


Total assets                                $9,634,530     $10,511,439
                                            ==========     ===========

              ANCHOR PACIFIC UNDERWRITERS, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                                  June 30,      December 31,
                                                    1997            1996
                                                  --------     -------------
                                                 (unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Cash and cash equivalents -
     third-party administration
     fiduciary funds                            $ 2,930,057     $ 3,580,793
    Net premiums payable - insurance
     companies                                    2,170,443       2,037,749
    Accounts payable and accrued
     expenses                                       525,982         438,208
    Short-term borrowings                         1,420,000       1,395,000
    Current portion of long-term debt               290,000         425,110
    Current portion of long-term
     liabilities                                    799,174         604,398
                                                -----------     -----------
Total current liabilities                         8,135,656       8,481,258
                                                -----------     -----------


Long-term liabilities                               531,587         773,930
                                                -----------     -----------


Long-term debt, including $220,000 in
    1997 and 1996, owed to related parties          129,793         149,020
                                                -----------     -----------



Shareholders' equity:
    Preferred stock - $.02 par value;
     2,000,000 shares authorized; none
     issued and outstanding
    Common stock  - $.02 par value;
     16,000,000 shares authorized;
     4,628,175 and 4,362,837 shares
     issued as of 6/30/97 and
     12/31/96,respectively                           92,565          87,256
    Additional paid-in capital                    4,160,200       3,925,508
    Accumulated deficit                          (3,415,271)     (2,905,533)
                                                -----------     -----------
Total shareholders' equity                          837,494       1,107,231
                                                -----------     -----------
Total liabilities and shareholders'
 equity                                         $ 9,634,530     $10,511,439
                                                ===========     ===========


See accompanying notes.

              ANCHOR PACIFIC UNDERWRITERS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                   Six Months                     Quarters
                                                 Ended June 30,                Ended June 30,
                                            -------------------------     -------------------------
                                               1997           1996           1997           1996
Revenues:
  Commissions, fees and other income        $4,021,975     $4,086,411     $2,016,721     $2,019,900
  Interest Income                               42,135         59,379         20,540         31,537
                                            ----------     ----------     ----------     ----------
Total revenue                                4,064,110      4,145,790      2,037,261      2,051,437

Operating expenses:
  Salaries, commissions and employee
    benefits                                 2,796,297      2,763,056      1,411,490      1,387,103
  Selling, general and administrative
    expenses                                 1,569,759      1,607,116        814,533        809,088
                                            ----------     ----------     ----------     ----------
                                             4,366,056      4,370,172      2,226,023      2,196,191
                                            ----------     ----------     ----------     ----------
                                              (301,946)      (224,382)      (188,762)      (144,754)

Other income (expense):
  Amortization of goodwill &
    intangible assets                         (119,296)      (186,902)       (56,768)       (95,162)
  Interest                                     (99,329)      (202,193)       (48,111)       (72,786)
  Other                                         15,303         37,444         11,959         15,997
                                            ----------     ----------     ----------     ----------

Total other income (expense)                  (203,322)      (351,651)       (92,920)      (151,951)
                                            ----------     ----------     ----------     ----------

Loss before income taxes                      (505,268)      (576,033)      (281,682)      (296,705)

Provision for income taxes                       4,470          4,800              -              -
                                            ----------     ----------     ----------     ----------

Net loss                                    $ (509,738)    $ (580,833)    $ (281,682)    $ (296,705)
                                            ==========     ==========     ==========     ==========
Net loss per common and
  common equivalent share                   $    (0.11)    $    (0.16)    $    (0.06)    $    (0.08)
                                            ==========     ==========     ==========     ==========

Weighted average number of
  common and common equivalent
  shares outstanding                         4,530,649      3,683,760      4,605,092      3,685,612
                                            ==========     ==========     ==========     ==========


See accompanying notes

                       ANCHOR PACIFIC UNDERWRITERS, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                            Additional
                                       Common Stock          Paid-In       Accumulated
                                    Shares      Amount       Capital         Deficit         Total
                                  -------------------------------------------------------------------
Balance at December 31,
      1995                        3,674,501     $73,490     $2,989,275     $(1,499,733)   $ 1,563,032
   Stock issued for warrants
      exercised                          36           1            107               -            108
   Debentures exchanged
       for stock                    644,444      12,889        857,111               -        870,000
   Shares issued for
       acquisitions                  43,928         879         79,120               -         79,999
   Canceled stock:
      Fractional shares                 (72)         (3)          (105)              -           (108)
   Net loss                               -           -              -      (1,405,800)    (1,405,800)
                                  -------------------------------------------------------------------

Balance at December 31,
      1996                        4,362,837     $87,256     $3,925,508     $(2,905,533)   $ 1,107,231
   Stock issued for warrants
      exercised                         567          11          1,690               -          1,701
   Stock issued for Private
      Offering                      264,778       5,298        233,002               -        238,300
   Canceled stock:
      Fractional shares                  (7)          -              -               -              -
   Net Loss                               -           -              -        (509,738)      (509,738)
                                  -------------------------------------------------------------------

Balance at June 30, 1997
   (Unaudited)                    4,628,175     $92,565     $4,160,200      (3,415,271)   $   837,494
                                  -------------------------------------------------------------------

See accompanying notes

              ANCHOR PACIFIC UNDERWRITERS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                  Six Months
                                                Ended June 30,
                                            -----------------------
                                              1997          1996
OPERATING ACTIVITIES
Net loss                                    $(509,738)    $(580,833)
Adjustments to reconcile net loss to
 cash provided by (used in) operating
 activities:
      Depreciation and amortization           151,597       141,897
      Amortization of goodwill, other
       intangibles and organization
       expenses                               119,296       186,902

Changes in operating assets and
 liabilities:
      Cash and cash equivalents -
       brokerage fiduciary funds             (298,224)      343,421
      Accounts receivable                     122,547      (503,611)
      Prepaid expenses and other
       current assets                          (9,749)      (42,189)
      Other assets                            (19,146)       (1,673)
      Deferred compensation                    51,000       103,560
      Net premiums payable - insurance
       companies                              132,694       122,287
      Accounts payable and accrued
       expenses                                87,773        32,534
      Other liabilities                             -       (28,562)
                                            ---------     ---------

Net cash used in operating activities        (171,950)     (226,267)


INVESTING ACTIVITIES
Notes receivable, net                          (9,466)        2,098
Purchases of property and equipment            (4,648)      (61,350)
Purchases of customer list                          -      (260,000)
                                            ---------     ---------

Net cash used in investing activities         (14,114)     (319,252)

              ANCHOR PACIFIC UNDERWRITERS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED) (CONTINUED)

                                                           Six Months
                                                         Ended June 30,
                                                     ----------------------
                                                        1997         1996
FINANCING ACTIVITIES
Common stock issued                                    240,001            -
Debt:
   Borrowings                                           35,000            -
   Repayment                                          (211,903)     (42,421)
Net payments on amounts due on acquisitions                  -      156,022
                                                      --------     --------
Net cash provided by financing activities               63,098      113,601
                                                      --------     --------


Net decrease in cash and cash equivalents             (122,966)    (431,918)
Cash and cash equivalents - corporate
 funds at beginning of period                          151,765      904,781
                                                     ---------     --------
Cash and cash equivalents - corporate
 funds at end of period                              $  28,799    $ 472,863
                                                     =========    =========

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
   Interest                                          $  99,329    $ 202,193
                                                     =========    =========
   Income taxes                                      $   8,526    $       -
                                                     =========    =========


SUPPLEMENTAL NON-CASH FINANCING ACTIVITIES
Common stock - convertible debentures exercised      $       -    $  15,000
                                                     =========    =========

See accompanying notes

              ANCHOR PACIFIC UNDERWRITERS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

                                 JUNE 30, 1997


NOTE 1 - BASIS OF PRESENTATION
------------------------------

     The accompanying unaudited consolidated financial statements of Anchor Pacific Underwriters, Inc. and its subsidiaries ("Anchor") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in Anchor's Form 10-K for the year ended December 31, 1996.

     The financial statements have been prepared on the going concern basis. Anchor has reported a net loss during each of the past three fiscal years. Anchor maintained a $1,000,000 credit line with a bank which expired on January 7, 1997, and has not been renewed. Anchor is continuing to negotiate with the bank to retire or restructure the obligation either through a new credit facility provided by another interested bank or in combination with funding from investors. The terms and conditions of this new credit facility are expected to be finalized prior to the end of third quarter 1997. Anchor's business is not capital intensive and Anchor historically has had sufficient capital to meet its operating needs. Operating losses incurred during the last three fiscal years, however, have required Anchor to seek additional capital. Consequently, Anchor is currently seeking to raise an additional $500,000 in equity from the members of the Board of Directors and other qualified investors to supplement its working capital. As of August 4, 1997, Anchor had raised $260,000, and had oral commitments for an additional $90,000 in equity financings. Under the terms of this financing Anchor is issuing common stock at $0.90 per share along with a five year warrant to purchase stock at $0.90 per share.

   Management's plan is to strengthen Anchor's core health insurance and property and casualty insurance businesses by: (a) continuing to develop specialized affiliated business units that target selected insurance market segments defined by industry type, geographic location and consumer demographics; (b) establishing new products and services; and (c) strengthening management, sales and marketing staff. In conjunction with this strategy, Anchor seeks to manage its affairs to achieve expansion through internal growth of its existing and new product lines. Anchor also regularly considers acquisition and merger opportunities and other business expansion alternatives. As part of Anchor's strategy to create the premier regional publicly traded insurance brokerage/administrator in the Western United States, it expects to obtain additional momentum by using its status as a public company to attract public or private financing. Such funding would be available to Anchor for future acquisitions, expanded marketing and consolidation of its insurance operations.

RECLASSIFICATIONS
-----------------

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

NOTE 2 - ACQUISITIONS
---------------------

     To date, acquisitions by Anchor have involved both relatively small acquisitions of insurance brokerage and administration accounts, as well as larger acquisitions of insurance brokerage companies, such as Putnam, Knudsen & Wieking, Inc. ("PKW"), and third-party administrators, such as Benefit Resources, Inc. ("BRI"). The results of operations from these acquisitions are included in Anchor's consolidated financial statements from the date of purchase. Anchor also expects to continue to expand its insurance brokerage and administration businesses through internal growth. Anchor's third-party administration services recently obtained commitments with respect to several new business projects which are expected to further expand internal revenue growth while avoiding many of the costs associated with expansion achieved through the purchase of new businesses.

NOTE 3 - CONTINGENCIES
----------------------

     Anchor is subject to certain legal proceedings and claims arising in the ordinary course of its business. It is management's opinion that the resolution of these claims will not have a material effect on Anchor's consolidated financial position.

NOTE 4 - SUBORDINATED BRIDGE NOTES AND WARRANT
----------------------------------------------

     During 1996, Anchor raised $225,000 from five members of the Board of Directors and other qualified investors through the issuance of 10% Subordinated Bridge Notes with Warrant to Purchase Shares of Anchor Common Stock ("Bridge Notes"). The basic terms of the Bridge Notes were: (a) 10% interest per annum, paid in arrears; (b) one year maturity; (c) for every $10,000 of principal invested the purchaser received a five year warrant to acquire 1,000 shares of Anchor common stock at a purchase price of $1.75 per share; (d) "piggyback" registration rights for three years; and (e) subordination provisions that subordinate the Bridge Notes to Anchor's "Senior Debt" (as defined in the Bridge Notes). The Bridge Notes are equal in status to the Debentures and Series A Debenture (see Note 5 below) issued during 1995, which mature in 1997.

     In February 1997, Anchor offered the purchasers of said Bridge Notes an opportunity to either change the terms of the warrants underlying the Bridge Notes or to participate in the 1997 Offering (see Note 6 below), by exchanging their Bridge Notes. The basic terms of these two alternatives were: (a) in lieu of receiving warrants to acquire 1,000 shares of Anchor common stock at a purchase price of $1.75 per share, for every $10,000 of principal invested, the purchaser would receive warrants to acquire 2,000 shares of Anchor common stock at a purchase price of $1.35 per share; or (b) participate in the 1997 Offering by exchanging the Bridge Notes and receive in return (i) interest at the rate of 10% per annum up to the date of conversion; (ii) Anchor common stock in place of the Bridge Notes at a price equal to $0.90 per share; and (iii) five year warrants, equal to the number of shares issued in place of the Bridge Notes, with the right to purchase Anchor's common stock at a purchase price of $0.90 per share. Purchasers representing $180,000 of said Bridge Note chose alternative (a) above, and the remaining $45,000 chose alternative (b) above.

NOTE 5 - 10% CONVERTIBLE SUBORDINATED DEBENTURES
------------------------------------------------

     In 1995, Anchor issued $370,000 of 10% Convertible Subordinated Debentures (the "Debentures") and a 10% Convertible Subordinated Debenture, Series A ("Series A Debenture") for $600,000. In December 1996, Guarantee Life Insurance Company converted all $600,000 of the Series A Debenture it held into 444,444 shares of Anchor's common stock at $1.35 per share. In addition, investors holding $270,000 of the Debentures, including seven members of the Board of Directors, converted their Debentures into 200,000 shares of Anchor's common stock at $1.35 per share. These conversions will save Anchor approximately $85,000 in interest payments, reduce outstanding indebtedness by $870,000 and, in turn, increase shareholders' equity by $870,000. For further information regarding the Series A Debenture and the Debentures, refer to Anchor's Annual Report on Form 10-K for the year ended December 31, 1996.

NOTE 6 - 1997 OFFERING
----------------------

   During first quarter 1997, Anchor commenced raising additional funds from members of the Board of Directors and other qualified investors through a private offering which consisted of Anchor common stock along with warrants to acquire shares of anchor common stock (the "1997 Offering"). As of August 4, 1997, Anchor had received $260,000 from said investors and had oral commitments for an additional $90,000 in the 1997 Offering. Anchor intends to utilize a substantial portion of the proceeds from the 1997 Offering to support current and future working capital needs of Anchor. The basic terms of the 1997 Offering are: (a) 555,000 shares of Anchor common stock available at a purchase price of $0.90 per share: (b) five year warrants to acquire one share of Anchor common stock for each share of Anchor common stock purchased at an exercise price of $0.90 per share; (c) "piggyback" registration rights for three years; and (d) anti-dilution protection for stock splits, stock dividends, recapitalizations and reorganizations. Purchasers of the 1997 Offering, as of August 4, 1997, consist of six members of the Board of Directors and other qualified investors.

NOTE 7 - COMMITMENTS
--------------------

   On December 17, 1996, Anchor entered into a Financial Advisory Agreement ("Agreement") with The Private Financing Group ("TPFG"), to advise and assist in planning, locating investors or funding sources, reviewing overall business
needs and promotion of the internal and external business goals of Anchor.   In
particular, TPFG was to contact outside third party and institutional funding sources concerning possible debt or equity financing opportunities. Although Anchor had discussions with several potential investors concerning possible financings, management concluded that the current financial condition of Anchor made any financing proposal too costly. Consequently, the Board of Directors determined that management should defer seeking outside financing until Anchor's financial operating results sufficiently improve to enable it to achieve a cost-effective private or public financing.

   The Agreement with TPFG provided for an advisory consulting fee of $15,000 per month, plus reasonable expenses, commencing December 17, 1996, and continuing for a period of six months. Because the Board of Directors has determined that management should postpone seeking outside financing, in April 1997, management exercised the cancellation provisions and terminated the Agreement with TPFG.

   On May 5, 1997, Anchor entered into a $10,000 Six Month Note ("Note A") with a member of the Board of Directors to supplement current working capital needs. The basic terms of Note A were: (A) 10% interest per annum, paid in arrears; and
(b) six month maturity.

   On May 28, 1997, Anchor entered into a $50,000 Three Month Note ("Note B") with a member of the Board of Directors to supplement current working capital needs. The basic terms of Note B were: (a) 10% interest per annum, paid in arrears; (b) three month maturity; (c) five year warrants to acquire 30,000 shares of Anchor common stock at a purchase price of $0.90 per share; and (d) "piggyback" registration rights for three years.

   On July 3, 1997, Anchor obtained a $150,000 unsecured term loan from a San Francisco Bay Area Bank for additional working capital in connection with a new business opportunity in the Los Angeles area. This contract, effective July 1, 1997, grants administrative and servicing responsibilities to Anchor's third-party administration subsidiary, Harden & Company Insurance Services, Inc. ("Harden").

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

     From 1990 through 1992, Anchor expanded its property and casualty business by: (a) acquiring certain assets, including insurance brokerage accounts, from four property and casualty brokerage firms; and (b) organizing Anchor Pacific Premium Finance Company ("APPFCO"), to complement its property and casualty business by providing premium financing to Anchor's clients. Effective May 30, 1997, Anchor dissolved APPFCO as a result of its inactivity. As part of its expansion strategy anchor has made a series of acquisitions including the acquisitions of Benefit Resources, Inc. ("BRI"), a third-party employee benefits administrator located in Scottsdale, Arizona in August 1994; Putnam, Knudsen & Wieking, Inc. ("PKW"), a property and casualty insurance brokerage company located in Oakland, California in October 1994; certain third-party administration accounts from Dutcher Insurance Agency, Inc. ("Dutcher"), located in Stockton, California in February 1995; R. L. Ferguson Agency ("RLF"), a property and casualty insurance brokerage company located in Walnut Creek, California in March 1996; certain property and casualty accounts from Norman I. Robins ("Robins"), in April 1996; and certain property accounts from John R. McPherson ("McPherson"), in May 1996. In July 1997, Harden took over a third-party administration business, located in the Los Angeles Area, that was previously serviced by an unrelated third party. In connection with this expansion Harden hired 34 employees previously employed by the prior third-party administrator. Anchor will continue to look for opportunities to expand its insurance brokerage and administration businesses. In this regard, it has recently obtained commitments for several new business projects which will enable Anchor to substantially expand revenues through internal growth thereby avoiding the costs associated with the actual purchase of new business and related revenues. These contracts, secured by Anchor's third-party administration services, are expected to generate an increase of over 50% in new revenues by the end of the fourth quarter 1997.

RESULTS OF OPERATIONS -- QUARTERS ENDED JUNE 30, 1997 AND 1996

GENERAL

     Anchor derives revenues from commissions and fees received for claims administration (including underwriting and risk analysis) services. Commissions may be based on a percentage of gross premiums or may be structured as contingent commissions, which are generally based on underwriting profits over a given period of time by the insurance carrier. Fees for claims administration services generally are based on a percentage of premiums collected, or on a per capita basis. Anchor does not assume any underwriting risk in connection with any of its business.

     Fluctuations in premiums charged by insurance companies may materially affect commission revenues. During the last nine years, the property and casualty insurance industry has experienced a "soft market" where the underwriting capacity of insurance companies expanded, stimulating an increase in competition and a decrease in premium rates, thereby reducing related commissions and fees. In addition to the soft market for property and casualty insurance, workers' compensation reform in California has had the effect of reducing workers' compensation insurance premiums which, in turn, has resulted in reduced commissions generated by the sale of related insurance products. Although some sources in the insurance industry have predicted future premium increases, the likelihood of rate increases in the near future remains uncertain. Anchor believes that revenues generated from anticipated future growth and continued diversification of its business will offset weaknesses in the property and casualty market and any loss of revenues that may result from workers' compensation reform.

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

     At times, client uncertainty concerning the scope and direction of health care reform, may also affect Anchor's business. Anchor believes that its expertise in two areas frequently identified in health care reform proposals (managed care and managed competition), combined with its strategy of targeting middle market clients, leaves it well positioned to operate effectively in a managed care and managed competition environment. Anchor also believes that in the current political environment, the United States will experience incremental, rather than sudden comprehensive changes in health care regulations. It is not possible at this time, however, to predict the effect that any health care legislation will have on Anchor's business condition or operations. Anchor is unaware of any current regulatory proposals that could have a material effect on its liquidity, capital resources or operations.

     Other outside factors may have a significant impact on Anchor's operations. For example, the insurance carrier which previously offered the product that accounted for 51% of Harden and BRI's, and 27% of Anchor's, overall third-party administration revenues in 1996 informed Harden and BRI in the third quarter of 1996, that as a result of changes in its business strategy, it would discontinue offering such an insurance product by the end of February 1997.

     Harden and BRI subsequently entered into a multi-year, exclusive contract with an A- (Excellent) rated insurance carrier to underwrite the risk and provide a replacement product for Anchor's third-party administration services. This contract became effective December 1, 1996. The transition to the new insurance carrier has been less disruptive for Harden and BRI's clients than an earlier transition to a new carrier in late 1995 because the new insurance carrier fully assumed all policies in California and a majority of policies in Arizona thereby avoiding the loss of accounts which Harden and BRI experienced earlier. The impact on Harden and BRI's revenue has been minimal.

     The new replacement insurance carrier is a subsidiary of the largest HMO in Nevada. Management believes that the new insurance carrier will enable Anchor to provide the small group medical insurance market with stronger managed care components. In addition, the replacement insurance carrier's business strategy is to aggressively market group health products in a multi-state distribution system through an exclusive multi-year contract with Harden and BRI in California and Arizona. The reaction of the Harden and BRI distributors continues to be very favorable and the change has been widely accepted. Harden and BRI began to receive revenues from this new business in January 1997. In addition, effective July 1, 1997, the same insurance carrier purchased a significant volume of business from another insurance carrier in California. The new insurance carrier then entered into a contract with Harden to service all of the administration of this business at a favorable fee which has the potential to substantially increase Harden's revenues.

     Anchor continues to take steps to strengthen its sales management by hiring additional seasoned sales and marketing executives. Product development and new product sales continue to be a high priority, as does geographical diversification into other western states and marketing territories. Marketing for new business coinciding with the release of new products by Harden and BRI began in 1996.

REVENUES

     TOTAL REVENUES. Total revenues for the six months ended June 30, 1997 were $4,064,110, a decrease of $81,680 or 2.0%, as compared to $4,145,790 in revenues for the same period in 1996. The decrease resulted from the continuing soft property and casualty market and the effects of open-rating in workers' compensation. Anchor's revenues vary from quarter to quarter as a result of the timing of policy renewals and net new/lost business production, whereas expenses are fairly uniform throughout the year.

     Commissions and fees make up substantially all of Anchor's revenues. The following table sets forth the percentages of Anchor's revenues attributable to insurance brokerage services (for which commissions are generated), and third-party administration, underwriting and risk analysis services (for which fees are generated), for the six months ended June 30, 1997, 1996 and 1995. The percentage of Anchor's revenues attributable to premium finance services are no longer included in the following table inasmuch as the premium finance services was dissolved effective as of May 30, 1997, due to its inactivity.

==========================================================
    SIX MONTHS ENDED JUNE 30,         1997    1996    1995
----------------------------------------------------------
Insurance Brokerage Commissions        41%     43%     41%
----------------------------------------------------------
Third-Party Administration Fees        59%     57%     59%
----------------------------------------------------------
     TOTAL                            100%    100%    100%
==========================================================

     Harden and BRI have recently entered into a multi-year, exclusive contract with a new insurance carrier. Because this new relationship presents new growth opportunities, Anchor expects that the percentage of its revenues that are derived from third-party administration services will significantly increase July 1, 1997.

     COMMISSIONS. Commissions from insurance brokerage services are reported net of sub-broker commissions and generally are recognized as of the effective date of the insurance policy, except for commissions on installment premiums which are recognized periodically as billed. Commissions for the first six months of 1997 were $1,627,555, a decrease of $123,314 or 7.0%, compared to $1,750,869 of commissions for the same period of 1996. The decrease is largely due to the continuing soft property and casualty market and the effects of open-rating in workers' compensation.

     Based on recent experience, management presently anticipates that commission revenues generated from the sale of workers' compensation insurance, which accounted for approximately 15% of commission revenues (or 7% of Anchor's total revenues) in 1996, may decrease as a result of workers' compensation reform in California. Anchor believes, however, that revenues generated from anticipated internal growth and continued diversification of its business will substantially offset any loss of revenues that result from workers' compensation reform.

     Fees. Fees from Anchor's third-party administration (including underwriting and risk analysis) services for the six months ended June 30, 1997 were $2,394,330, an increase of $59,371 or 2.5%, as compared to $2,334,959 in fees for the same period in 1996. This increase in fee income is the result of new business generated from the new insurance carrier as discussed above.

     Fee revenues generated by Anchor in the second quarter of 1997 from third-party administration services consist of revenues generated by Harden and BRI. Harden's third-party administration revenues are substantially derived from: (a) an insurance product underwritten by one insurance carrier, which is A- (Excellent); and (b) the administration of insurance programs underwritten by various insurance carriers for a number of self-insured employers. The insurance product, described in (a) above, accounted for approximately 31.7% of Harden's revenues (or approximately 11.9% of Anchor's total revenues) in the first six months of 1997, and revenues related to the administration of self-insured programs, described in (b) above, accounted for approximately 59.2% of Harden's revenues (or approximately 22.3% of Anchor's total revenues) in the first six months of 1997. Self-insurance is a program in which a client assumes a manageable portion of its insurance risks, usually (although not always) placing the less predictable and larger loss exposure with an excess insurance carrier. A significant portion of BRI's fee revenues generated from new clients relate to an insurance product underwritten by the same A- (Excellent) rated insurance carrier.

     INTEREST INCOME. Interest income consists of interest earned on insurance premiums and other funds held in fiduciary accounts and interest earned on investments. Interest income was $42,135 and $59,379 for the six months ended June 30, 1997 and 1996, respectively. The decrease in interest income in 1997, as compared to 1996, was primarily caused by reduced insurance premiums and other funds held in fiduciary accounts, which is directly related to business lost due to the prior insurance carrier's underwriting requirements referred to above. Management anticipates that interest income will begin increasing as a result of the increase in funds held in fiduciary accounts from new business.

EXPENSES

     TOTAL EXPENSES. Total operating expenses for the six months ended June 30, 1997, were $4,366,056, a decrease of $4,116 or 0.1% as compared to the operating expenses of $4,370,172 for the same period in 1996. As discussed below, the decrease in total expenses resulted primarily from a decrease in selling, general and administrative expenses offset, in part, by the increase in employee compensation and benefits.

     EMPLOYEE COMPENSATION AND BENEFITS. Employee compensation and benefits for the six months ended June 30, 1997, were $2,796,297, an increase of $33,241 or 1.2% as compared to $2,763,056 for the same period in 1996. The increase related primarily to anticipated staffing needs required to service new business projects from Anchor's third-party administration services.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $1,569,759 and $1,607,116 for the six months ended June 30, 1997 and 1996, respectively. The $37,357 or 2.3% decrease in 1997, as compared to 1996, resulted primarily from a decrease in legal and auditing fees. General and administrative expenses include rent, travel, insurance, postage, telephone, supplies and other miscellaneous expenses.

     INTEREST EXPENSE. Interest expense totaled $99,329 and $202,193, for the six months ended June 30, 1997 and 1996, respectively. The decrease in expense of $102,864 in the six months ended June 30, 1997, as compared to the same period in 1996, resulted from the termination of services of an investment banker and the conversions of the $600,000 series a debenture and $270,000 of the debentures. Anchor will continue to see additional expense savings in 1997 as a result of the conversions of the Series A Debenture and Debentures. For further details refer to Note 5, above.

     AMORTIZATION OF GOODWILL AND OTHER INTANGIBLES. Goodwill represents the excess of the cost of acquisitions over the fair value of net assets acquired. other intangibles include covenants not to compete, customer lists and other contractual rights. Amortization of goodwill and other intangibles was $119,296 and $186,902, for the six months ended June 30, 1997 and 1996, respectively.
The decrease in amortization and other intangibles is a result of goodwill being fully amortized at Harden as of December 31, 1996.

INCOME TAXES

     Anchor's expense for income taxes was $4,470 and $4,800 for the six month
periods ended June 30, 1997 and 1996, respectively.   An analysis of Anchor's
provision for income taxes is presented in Note 9 of the Notes to Consolidated Financial Statements in Anchor's Form 10-K for the year ending December 31, 1996.

RESULTS OF OPERATIONS - QUARTERS ENDED JUNE 30, 1997 AND 1996

REVENUES

     TOTAL REVENUES. Total revenues for the three months ended June 30, 1997, were $2,037,261, a decrease of $14,176 or 0.7%, as compared to $2,051,437 of revenues for the same period in 1996. The decrease resulted primarily from the continuing soft property and casualty market and the effects of open-rating in workers' compensation. Anchor's revenues vary from quarter to quarter as result of the timing of policy renewals and new new/lost business production, whereas expenses are fairly uniform throughout the year.

     COMMISSIONS. Commissions for the three months ended June 30, 1997, were $827,524, a decrease of $49,047 or 5.6%, as compared to $876,571 of commissions for the same period of 1996. The net loss of business at PKW accounted for substantially all of the decrease.

     FEES. Fees from Anchor's third-party administration (including underwriting and analysis) services for the three months ended June 30, 1997, were $1,189,240, an increase of $46,467 or 4.1% as compared to $1,142,773 in fees for the same period in 1996. The increase in fee income is the result of new business received from the new insurance carrier as discussed above.

     INTEREST INCOME. Interest income was $20,540 and $31,537 for the three months ended June 30, 1997 and 1996, respectively. The decrease in interest income in the second quarter of 1997, as compared to 1996, resulted primarily from a smaller amount of insurance premiums and other funds held in fiduciary accounts.

EXPENSES

     TOTAL EXPENSES. Total operating expenses for the three months ended June 30, 1997 were $2,226,023, an increase of $29,832 or 1.4%, as compared to operating expenses of $2,196,190 for the same period in 1996. The increase resulted primarily from the increase in employee compensation and benefits, offset, in part, by a decrease in selling, general and administrative expenses.

     EMPLOYEE COMPENSATION AND BENEFITS. Employee compensation and benefits for the three months ended June 30, 1997 were $1,411,490, an increase of $24,387 or 1.8%, as compared to $1,387,103 for the same period in 1996. The increase related primarily to the addition to staff to service new business projects from Anchor's third-party administration services.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $814,533 and $809,087 for the three months ended June 30, 1997 and 1996, respectively. The $5,445 or 0.7%, increase in the second quarter of 1997, as compared to the same period in 1996 resulted primarily from reclassification of certain items previously classified as employee compensation and benefits. General and administrative expenses include rent, travel, insurance, postage, telephone, supplies and other miscellaneous expenses.

     INTEREST EXPENSE. Interest expense was $48,111 and $72,786 for the three months ended June 30, 1997 and 1996, respectively. The decrease in interest expense in 1997, as compared to 1996, resulted primarily from the termination of services of an investment banker and the conversions of the $600,000 Series A Debenture and $270,000 of the Debentures. Anchor will continue to see additional expense savings in 1997 as a result of the conversions of the Series A Debenture and Debentures. For further details refer to Note 5, above.

     AMORTIZATION OF GOODWILL AND OTHER INTANGIBLES. Goodwill represents the excess of the cost of acquisitions over the fair value of net assets acquired. Other intangibles include covenants not to compete, customer lists and other contractual rights. Amortization of goodwill and other intangibles was $56,768 and $95,162 for the three months ended June 30, 1997 and 1996, respectively.
The decrease in amortization and other intangibles is a result of goodwill being fully amortized at Harden as of December 31, 1996.

INCOME TAXES

     Anchor's minimum annual required tax payment due was reported during the first quarter of 1997 and 1996. Therefore, there was no income tax expense reported for the three month periods ended June 30, 1997 and 1996.

LIQUIDITY AND CAPITAL RESOURCES

     Anchor's business is not capital intensive and Anchor historically has had sufficient capital to meet its operating needs. Anchor reported net cash flows (used in) operations of $(171,950) for the six months ended June 30, 1997, compared to net cash flows (used in) operations of $(226,267) for the six months ended June 30, 1996. During 1997, Anchor met its operating and capital needs from various sources, including borrowing under its existing credit agreements and the use of proceeds received from members of the Board of Directors and other qualified investors derived from a private offering of Anchor common stock along with warrants to acquire shares of Anchor common stock (the "1997 Offering"). See Note 6, above.

       During 1996, Anchor raised $225,000 from five members of the Board of Directors and other qualified investors through the issuance of 10% Subordinated Bridge Notes with Warrant to Purchase Shares of Anchor Common Stock ("Bridge Notes"). The basic terms of the Bridge Notes were: (a) 10% interest per annum, paid in arrears; (b) one year maturity; (c) for every $10,000 of principal invested, the purchaser received warrants to acquire 1,000 shares of Anchor common stock at a purchase price of $1.75 per share; (d) "piggyback" registration rights for three years; and (e) subordination provisions that subordinate the Bridge Notes to Anchor's "Senior Debt" (as defined in the Bridge Notes). The Bridge Notes are equal in status to the Debentures and Series A

Debenture (see Note 5 above) issued during 1995, which mature in 1997.

       In February 1997, Anchor offered the purchasers of said Bridge Notes an opportunity to either change the terms of the warrants underlying the Bridge Notes or to participate in the 1997 Offering (see Note 6 above), by exchanging their Bridge Notes. The basic terms of these two alternatives were: (a) in lieu of receiving warrants to acquire 1,000 shares of Anchor common stock at a purchase price of $1.75 per share, for every $10,000 of principal invested, the purchaser would receive warrants to acquire 2,000 shares of Anchor common stock at a purchase price of $1.35 per share; or (b) participate in the 1997 Offering by exchanging the Bridge Notes and receiving in return (i) interest at the rate of 10% per annum up to the date of conversion; (ii) Anchor common stock in place of the Bridge Notes at a price equal to $0.90 per share; and (iii) five year warrants, equal to the number of shares issued in place of the Bridge Notes, with the right to purchase Anchor's common stock at a purchase price of $0.90 per share. The purchasers representing $180,000 of said Bridge Note chose alternative (a) above, and the remaining $45,000 chose alternative (b) above.

       In 1995, Anchor issued $370,000 of Convertible Subordinated Debentures (the "Debentures") and a 10% Convertible Subordinated Convertible Debenture, Series A ("Series A Debenture") in the amount of $600,000. In December 1996, Guarantee Life Insurance Company converted all $600,000 of the Series A Debenture it held into 444,444 shares of Anchor's common stock at $1.35 per share. In addition, investors holding $270,000 of the debentures, including seven members of the Board of Directors, converted their debentures into 200,000 shares of Anchor's common stock at $1.35 per share. These conversions will save Anchor approximately $85,000 in interest payments, reduce outstanding indebtedness by $870,000 and, in turn, increase shareholders' equity by $870,000. For further information regarding the Series A Debenture and the Debentures, refer to Anchor's Annual Report on Form 10-K for the year ended December 31, 1996.

       On December 17, 1996, Anchor entered into a Financial Advisory Agreement ("Agreement") with the Private Financing Group ("TPFG"), to advise and assist in planning, locating investors or funding sources, reviewing overall business
needs and promotion of the internal and external business goals of Anchor.   In
particular, TPFG was to contact outside third party and institutional funding sources concerning possible debt or equity financing opportunities. Although Anchor had discussions with several potential investors concerning possible financings, management concluded that the current financial condition of Anchor made any financing proposal too costly. Consequently, the Board of Directors determined that management should defer seeking outside financing until Anchor's financial operating results sufficiently improve to enable it to achieve a cost-effective private or public financing.

       The Agreement with TPFG provided for an advisory consulting fee of $15,000 per month, plus reasonable expenses, commencing December 17, 1996, and continuing for a period of six months. Because the Board of Directors determined that management should postpone seeking outside financing, in April 1997, management exercised the cancellation provisions and terminated the Agreement with TPFG.

     During first quarter 1997, Anchor commenced raising additional funds from members of the Board of Directors and other qualified investors through a private offering of Anchor common stock along with warrants to acquire shares of Anchor common stock (the "1997 Offering"). As of August 4, 1997, Anchor had received $260,000 from said investors and had oral commitments for an additional $90,000 in the 1997 Offering. Anchor has utilized a substantial portion of the proceeds from the 1997 Offering to support current working capital needs. The basic terms of the 1997 Offering are: (a) 555,000 shares of Anchor common stock available at a purchase price of $0.90 per share; (b) five year warrants to acquire one share of Anchor common stock for each share of Anchor common stock purchased at an exercise price of $0.90 per share; (c) "piggyback" registration rights for three years; and (d) anti-dilution protection for stock splits, stock dividends, recapitalizations and reorganizations. Purchasers of the 1997 Offering, as of August 4, 1997, consisted of six members of the Board of Directors and other qualified investors.

     Capital and certain acquisition related expenditures were $4,648 and $319,252 for the six months ended June 30, 1997, and 1996, respectively. The largest 1997 expenditure involved computer equipment purchased by Harden during
the first quarter.   During the first six months of 1996, the R.L. Ferguson
Insurance Agency ("RLF") located in Walnut Creek, California and certain property and casualty accounts from Norman I. Robins ("Robins") and from John R. McPherson ("McPherson") were merged into Anchor's insurance brokerage subsidiary, PKW, located in Concord, California.

     Short-term debt, current portion of long-term debt and current portion of long-term liabilities at June 30, 1997, totaling in the aggregate $2,509,174 (as compared to $2,424,508 at December 31, 1996) consisted of: (a) $975,000 outstanding under a $1,000,000 revolving line of credit maintained by Anchor with a regional San Francisco Bay Area bank; (b) $445,000 outstanding under a $450,000 unsecured line of credit with another regional San Francisco Bay Area bank; (c) approximately $243,750 of future fixed payments under a consulting agreement entered into with a company affiliated with the former shareholders of BRI; (d) $207,500 representing the current portion of obligations with regard to certain real property leased by PKW prior to its acquisition by Anchor and relocation to Anchor's executive offices; (e) $100,000 of Debentures; (f) $180,000 of Bridge Notes; and (g) approximately $357,924 for certain other current liabilities.

     On January 7, 1997, the $1,000,000 line of credit expired. Although Anchor was within the covenants of the line of credit on the renewal date, and is current with all interest payments, the bank notified Anchor that it would no
longer continue to extend the line to Anchor, under the same terms.   Anchor is
continuing to negotiate with the bank to retire or restructure the obligation either through a new credit facility provided by another interested bank or in combination with funding from investors. The terms and conditions of this credit facility are expected to be finalized prior to the end of third quarter 1997. The interest rate on the $1,000,000 line of credit is at the lending bank's prime rate.

       In 1995, the bank that provided Anchor with the $1,000,000 line of credit also provided Anchor with equipment financing loans of $125,000 and $62,000 for equipment purchased with operating capital. The proceeds from the $125,000 equipment financing loan were then used to reduce the outstanding balance on said $1,000,000 line of credit. The $450,000 unsecured line of credit with the other regional San Francisco Bay area bank matures on October 20, 1997. The interest rate on the $450,000 line of credit is equal to the lending bank's prime rate plus 1.5%. On July 3, 1997, the bank that provided Anchor with the $450,000 unsecured line of credit also provided Anchor an unsecured $150,000 loan for additional working capital in connection with a new business opportunity in the Los Angeles Area. This contract, effective July 1, 1997, grants administrative and servicing responsibilities to Anchor's third-party
administration subsidiary, Harden.   The interest rate on the $150,000 loan
which matures on July 2, 1999, is equal to the lending bank's prime rate plus
2%.

     At June 30, 1997, long-term liabilities, less the current portion discussed above, totaled $661,380 (as compared to $922,950 at December 31, 1996), and primarily consisted of (a) approximately $89,230 of future fixed payments under the consulting agreement, mentioned above, with a company affiliated with the former shareholders of BRI; (b) approximately $153,000 representing the long-term portion of obligations related to certain real property leased by PKW prior to its acquisition by Anchor and relocation to Anchor's executive offices; (c) approximately $296,500 representing deferred rent related to certain real property currently leased by Anchor; and (d) approximately $122,650 for certain other long-term liabilities. In May 1995, PKW entered into a sublease with respect to 82% of PKW's prior office space. In December 1995, PKW entered into a sublease with respect to an additional 10% of PKW's prior office space. The subleases expire on November 30, 1999, and each require PKW to provide a multi-year rent subsidy. The amounts classified as short and long-term liability with respect to the PKW leases reflect such subsidy and are based upon the assumption that the remaining 8% of such office space will be subleased.

     Anchor has not paid cash dividends in the past and does not expect to pay cash dividends in the foreseeable future.

STRATEGY

     Anchor's strategy is to strengthen its core health insurance and property and casualty (including workers' compensation) insurance businesses by: (a) continuing to develop specialized affiliated business units that target selected insurance industry market segments defined by industry type, geographic location and consumer demographics; (b) establishing new products and services; and (c) strengthening management, sales and marketing staff. In conjunction with this strategy, Anchor seeks to manage its affairs to achieve expansion through internal growth of its existing and new product lines. Anchor also regularly considers acquisition and merger opportunities and other business expansion alternatives. As part of Anchor's strategy to create the premier regional publicly traded insurance brokerage/administrator in the Western United States, it expects to obtain additional momentum by using its status as a public company to attract public or private financing. Such funding would be available to Anchor for future acquisitions, expanded marketing and consolidation of its insurance operations.

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

ITEM 2.  CHANGES IN SECURITIES

       Article fourth of Anchor's Certificate of Incorporation was amended to
(i) increase the authorized shares of Common Stock from 8,000,000 to 16,000,000 shares, and (ii) increase the authorized shares of Preferred Stock from 500,000 to 2,000,000 shares.

       The increase in the number of authorized shares of Common Stock and Preferred Stock was approved at the May 13, 1997, Annual Meeting of Stockholders to assure that an adequate supply of authorized and unissued shares of Common Stock and preferred stock is available for general corporate needs, such as raising additional equity capital, financing acquisitions with capital stock, declaring stock splits or stock dividends, or using for future employee benefit plans.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       Pursuant to notice duly given, the Annual Meeting of Stockholders of Anchor was held on May 13, 1997 at which time the number of shares represented and voted in person or by proxy were: 3,492,625 by proxy, and 0 in person. The total number of shares present in person and by proxy equaled 81.20% of the total shares issued and outstanding as of March 14, 1997, the record date of said meeting, the stockholders approved the following proposals:

       The first proposal was the election of directors. The following directors, being all of the nominees as set forth in the proxy statement, were elected to serve until the next annual meeting of stockholders and until their successors are elected and have qualified: James R. Dunathan, Earl Wiklund, Audie J. Dudum, Steven A. Gonsalves, Lawrence A. Hayes, R. William MacCullough, Donald B. Putnam, Michael R. Sanford, Gordon M. Silverstein and James P. Wieking.

       The second proposal was the approval to amend Article Fourth of the Company's Certificate of Incorporation to (i) increase the authorized shares of Common Stock from 8,000,000 to 16,000,000 shares; and (ii) increase the authorized shares of Preferred Stock from 500,000 to 2,000,000 shares. Said proposal received the following votes: 2,745,233 (63.82%) for; 40,537 against; 5,975 abstained; and 700,880 broker non-votes.

       The third proposal was the ratification of the appointment of independent auditors, Odenberg, Ullakko, Muranishi & Co. ("Odenberg") to audit the financial statements of Anchor for the fiscal year ended December 31, 1996. Anchor had dismissed the firm of Ernst & Young based solely on the fact that the engagement of Odenberg would result in substantial cost savings. Said proposal received the following votes: 3,468,971 (80.65%) for; 21,932 against; and 1,722 abstained.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A.  Exhibits

10.24 Business Loan Agreement Dated as of July 3, 1997, between Anchor and Imperial Bank, and related documents.

27.0   Financial Data Schedule


B.  REPORTS ON FORM 8-K

None

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, Anchor has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               ANCHOR PACIFIC UNDERWRITERS, INC.


Date: August 4 , 1997          /s/ James R. Dunathan
     --------------------      -------------------------------------------------
                               James R. Dunathan
                               President and Chief Executive Officer



Date: August 4, 1997           /s/ Earl Wiklund
     --------------------      -------------------------------------------------
                               Earl Wiklund
                               Senior Vice President and Chief Financial Officer