Form 10-Q
period 1997-09-30
ANCHOR PACIFIC UNDERWRITERS INC
filed 1997-11-12
CIK 317781

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

     FOR THE QUARTER ENDED SEPTEMBER 30, 1997     COMMISSION FILE NUMBER: 0-9628
                                      OR

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

                         Common stock, $.02 par value


    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X]Yes [ ] No


    As of September 30, 1997, the Registrant had 4,690,839 shares of common stock outstanding.

                    This document is comprised of 102 pages

================================================================================

                       ANCHOR PACIFIC UNDERWRITERS, INC.

                                     INDEX

PART I.     FINANCIAL INFORMATION

            ITEM 1.   Financial Statements:

                      Consolidated Balance Sheets, September 30, 1997 (unaudited) and
                      December 31, 1996 ......................................................................  1

                      Consolidated Statements of Operations for the nine months and quarters ended
                      September 30, 1997 and 1996 (unaudited).................................................  3

                      Consolidated Statements of Shareholders' Equity for the nine months ended September
                      30, 1997 (unaudited) and year ended December 31, 1996...................................  4

                      Consolidated Statements of Cash Flows for the nine months
                      ended September 30, 1997 and 1996 (unaudited)...........................................  5

                      Notes to Consolidated Financial Statements .............................................  7

            ITEM 2.   Management's Discussion and Analysis of Financial
                      Condition and Results of Operations .................................................... 10

PART II.    OTHER INFORMATION

            ITEM 1.   Legal Proceedings....................................................................... 17

            ITEM 2.   Changes in Securities................................................................... 17

            ITEM 3.   Defaults Upon Senior Securities......................................................... 17

            ITEM 4.   Submission of Matters to a Vote of Security Holders..................................... 17

            ITEM 5.   Other Information....................................................................... 17

            ITEM 6.   Exhibits and Reports on Form 8-K........................................................ 17

PART I - FINANCIAL INFORMATION


               ANCHOR PACIFIC UNDERWRITERS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                               September 30,    December 31,
                                                                    1997            1996
                                                               -------------    ------------
                                                                (unaudited)
ASSETS
Current Assets:
  Cash and cash equivalents - corporate funds                   $  138,685     $   151,765
  Cash and cash equivalents - brokerage
   fiduciary funds                                               1,421,142         977,086
  Cash and cash equivalents - third-party
   administration fiduciary funds                                2,764,983       3,580,793
  Accounts receivable (less allowance
   for doubtful accounts of $40,882 and $32,438
   in 1997 and 1996)                                               924,702       1,309,921
  Prepaid expenses and other current assets                        275,466         244,086
                                                                ----------     -----------
Total current assets                                             5,524,978       6,263,651
                                                                ----------     -----------

Property and equipment                                           3,033,013       2,976,497
Less accumulated depreciation and amortization                  (2,384,246)     (2,155,300)
                                                               -----------     -----------
                                                                   648,767         821,197
                                                               -----------     -----------

Other assets:
 Goodwill, net                                                   1,828,953       1,903,729
 Intangible assets, net                                          1,041,518       1,139,467
 Deferred compensation                                             206,784         257,784
 Other                                                             148,988         125,611
                                                               -----------     -----------
                                                                 3,226,243       3,426,591
                                                               -----------     -----------
Total assets                                                   $ 9,399,988     $10,511,439
                                                               -----------     -----------

  See accompanying notes.

              ANCHOR PACIFIC UNDERWRITERS, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                                                        September 30,    December 31,
                                                                            1997            1996
                                                                       ---------------  ------------
                                                                         (unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Cash and cash equivalents - third-party
       administration fiduciary funds                                  $ 2,764,983      $ 3,580,793
    Net premiums payable - insurance companies                           2,082,779        2,037,749
    Accounts payable and accrued expenses                                  584,440          438,208
    Short-term borrowings                                                1,562,500        1,395,000
    Current portion of long-term debt                                      260,000          425,110
    Current portion of long-term liabilities                               766,734          604,398
                                                                       -----------      -----------
Total current liabilities                                                8,021,436        8,481,258
                                                                       -----------      -----------

Long-term liabilities                                                      505,821          773,930
                                                                       -----------      -----------

Long-term debt, including $220,000 in 1997 and
    1996, owed to related parties                                           71,339          149,020
                                                                       -----------      -----------

Shareholders' equity:
  Preferred stock - $.02 par value; 2,000,000 shares
      authorized; none issued and outstanding
  Common stock - $.02 par value; 16,000,000
      shares authorized; 4,690,839 and 4,362,837
      shares issued as of 9/30/97 and 12/31/96,
      respectively                                                          93,817           87,256
  Additional paid-in capital                                             4,215,649        3,925,508
  Accumulated deficit                                                  (3,508,074)      (2,905,533)
                                                                       -----------      -----------
Total shareholders' equity                                                 801,392        1,107,231
                                                                       -----------      -----------
Total liabilities and shareholders' equity                             $ 9,399,988      $10,511,439
                                                                       -----------      -----------

  See accompanying notes.

               ANCHOR PACIFIC UNDERWRITERS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                   Nine Months                    Quarters
                                               Ended September 30,           Ended September 30,
                                            -------------------------     -------------------------
                                               1997           1996           1997           1996
Revenues:
  Commissions, fees and other income        $6,944,887     $5,990,112     $2,922,912     $1,903,701
  Interest Income                               60,591         81,194         18,456         21,815
                                            ----------     ----------     ----------     ----------
Total revenue                                7,005,478      6,071,306      2,941,368      1,925,516

Operating expenses:
  Salaries, commissions and employee
    benefits                                 4,678,236      4,094,131      1,881,939      1,331,075
  Selling, general and administrative
    expenses                                 2,639,766      2,438,242      1,070,007        831,125
                                            ----------     ----------     ----------     ----------
                                             7,318,002      6,532,373      2,951,946      2,162,200
                                            ----------     ----------     ----------     ----------
                                              (312,524)      (461,067)       (10,578)      (236,684)

Other income (expense):
  Amortization of goodwill &
    intangible assets                         (172,725)      (282,061)       (53,429)       (95,160)
  Interest                                    (152,152)      (279,124)       (52,823)       (76,931)
  Other                                         39,330         53,509         24,028         16,065

                                            ----------     ----------     ----------     ----------
Total other income (expense)                  (285,547)      (507,676)       (82,224)      (156,026)
                                            ----------     ----------     ----------     ----------

Loss before income taxes                      (598,071)      (968,743)       (92,802)      (392,710)

Provision for income taxes                       4,470          4,800              -              -
                                            ----------     ----------     ----------     ----------

Net loss                                    $ (602,541)    $ (973,543)    $ ( 92,802)    $ (392,710)
                                            ----------     ----------     ----------     ----------

Net loss per common and
  common equivalent share                   $    (0.13)    $    (0.26)    $    (0.02)    $    (0.11)
                                            ----------     ----------     ----------     ----------

Weighted average number of
  common and common equivalent
  shares outstanding                         4,568,525      3,692,750      4,644,277      3,692,750
                                            ----------     ----------     ----------     ----------

See accompanying notes

                       ANCHOR PACIFIC UNDERWRITERS, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                                     Additional
                                                Common Stock          Paid-In       Accumulated
                                             Shares      Amount       Capital         Deficit         Total
                                        ----------------------------------------------------------------------
Balance at December 31,
      1995                                 3,674,501     $73,490     $2,989,275     $(1,499,733)   $ 1,563,032
   Stock issued for warrants
      exercised                                   36           1            107               -            108
   Debentures exchanged
       for stock                             644,444      12,889        857,111               -        870,000
    Shares issued for
       acquisitions                           43,928         879         79,120               -         79,999
   Canceled stock:
      Fractional shares                          (72)         (3)          (105)              -           (108)
   Net loss                                        -           -              -      (1,405,800)    (1,405,800)
                                        ----------------------------------------------------------------------

Balance at December 31,
      1996                                 4,362,837     $87,256     $3,925,508     $(2,905,533)   $ 1,107,231
   Stock issued for warrants
      exercised                                  567          11          1,691               -          1,702
   Stock issued for Private
      Offering                               327,778       6,557        288,443               -        295,000
    Canceled stock:
      Fractional shares                         (343)         (7)             7               -              -
    Net Loss                                       -           -              -        (602,541)      (602,541)
                                        ----------------------------------------------------------------------

Balance at September 30, 1997
 (Unaudited)                               4,690,839     $93,817     $4,215,649     $(3,508,074)   $   801,392
                                        ----------------------------------------------------------------------

See accompanying notes

              ANCHOR PACIFIC UNDERWRITERS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                                 Nine Months
                                                                             Ended September 30,
                                                                           -----------------------
                                                                             1997          1996
OPERATING ACTIVITIES
Net loss                                                                   $(602,541)    $(973,543)
Adjustments to reconcile net loss to
 cash provided by (used in) operating activities:
      Depreciation and amortization                                          228,947       216,620
      Amortization of goodwill, other intangibles
         and organization expenses                                           172,724       282,061


Changes in operating assets and
 liabilities:
      Cash and cash equivalents -  brokerage                                (444,056)      195,680
         fiduciary funds
      Accounts receivable                                                    385,219       (70,971)
      Prepaid expenses and other current assets                              (19,372)       14,536
      Other assets                                                           (23,377)       (1,673)
      Deferred compensation                                                   51,000       103,560
      Net premiums payable - insurance companies                              45,030      (163,369)
      Accounts payable and accrued expenses                                  146,232       (42,828)
      Other liabilities                                                            -       (32,430)
                                                                           ---------     ---------

Net cash used in operating activities                                        (60,194)     (472,357)


INVESTING ACTIVITIES
Notes receivable, net                                                        (12,008)       (2,028)
Purchases of property and equipment                                          (56,516)      (72,691)
Purchases of customer list                                                         -      (314,999)
                                                                           ---------     ---------

Net cash used in investing activities                                        (68,524)     (389,718)

              ANCHOR PACIFIC UNDERWRITERS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED) (CONTINUED)


                                                                           Nine Months
                                                                       Ended September 30,
                                                                     ----------------------
                                                                        1997         1996
FINANCING ACTIVITIES
Common stock issued                                                    296,702            -
Debt:
   Borrowings                                                          185,000      325,000
   Repayment                                                          (366,064)    (202,819)
Net payments on amounts due on acquisitions                                  -      156,022
                                                                     ---------    ---------
Net cash provided by financing activities                              115,638      278,203
                                                                     ---------    ---------

Net decrease in cash and cash equivalents                              (13,080)    (583,872)

Cash and cash equivalents - corporate funds at
   beginning of period                                                 151,765      904,781
                                                                     ---------    ---------
Cash and cash equivalents - corporate
 funds at end of period                                              $ 138,685    $ 320,909
                                                                     ---------    ---------


SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
   Interest                                                          $ 152,152    $ 279,124
                                                                     ---------    ---------
   Income taxes                                                      $   8,526    $       -
                                                                     ---------    ---------

SUPPLEMENTAL NON-CASH FINANCING ACTIVITIES
Common stock - convertible debentures exercised                      $       -    $  15,000
                                                                     ---------    ---------

See accompanying notes

              ANCHOR PACIFIC UNDERWRITERS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

                              SEPTEMBER 30, 1997


NOTE 1 - BASIS OF PRESENTATION
------------------------------

          The accompanying unaudited consolidated financial statements of Anchor Pacific Underwriters, Inc. and its subsidiaries ("Anchor") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in Anchor's Form 10-K for the year ended December 31, 1996.

          The financial statements have been prepared on the going concern basis. Anchor has reported a net loss during each of the past three fiscal years. On January 7, 1997, the $1,000,000 bank credit line which Anchor had maintained expired. Although Anchor was within the covenants of the bank credit line on the renewal date and was current with all interest payments, the bank notified Anchor that it would no longer continue to extend the line to Anchor, under the same terms. Anchor has been successful, as of October 24, 1997, in replacing the $1,000,000 bank credit line with a new credit facility (the "New Loan") provided by another bank. The basic terms and conditions of this New Loan are: (a) $1,600,000 term loan; (b) interest equal to the bank's prime rate plus 2.5%; (c) five year term; (d) monthly principal payments in installments of $26,666.67 (Not withstanding the foregoing, 75% of the Company's monthly EBITDA shall be applied to principal to the extent such percentage of monthly EBITDA is required to make the scheduled payment of principal. To the extent that 75% of monthly EBITDA falls short of the required principal payment, the difference shall be added to the final payment.); and (e) a five year warrant to acquire 95,000 shares of Anchor common stock at a purchase price of $1.75 per share. A portion of the $1,600,000 proceeds from the New Loan was used to pay off $975,000 outstanding under the $1,000,000 bank credit line. Another portion of the proceeds from the New Loan was used to retire and consolidate two unsecured credit facilities the bank had extended Anchor. The $445,000 outstanding balance under the $450,000 bank unsecured credit line and the $142,500 outstanding balance under the $150,000 bank unsecured term loan were paid in full on October 24, 1997.

          Anchor's business is not capital intensive and Anchor historically has had sufficient capital to meet its operating needs. Operating losses incurred during the last three fiscal years, however, have required Anchor to seek additional capital. Consequently, Anchor is continuing to seek to raise an additional $500,000 in equity from the members of the Board of Directors and other qualified investors to supplement its working capital. As of November 3, 1997, Anchor had raised $305,000, and had oral commitments for an additional $100,000 in equity financings. Under the terms of this financing Anchor is issuing common stock at $0.90 per share along with a five year warrant to purchase stock at $0.90 per share.

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

NOTE 2 - ACQUISITIONS
---------------------

          To date, acquisitions by Anchor have involved both relatively small acquisitions of insurance brokerage and administration accounts, as well as larger acquisitions of insurance brokerage companies, such as Putnam, Knudsen & Wieking, Inc. ("PKW"), and third-party administrators, such as Benefit Resources, Inc. ("BRI"). The results of operations from these acquisitions are included in Anchor's consolidated financial statements from the date of purchase. Anchor also expects to continue to expand its insurance brokerage and administration businesses through internal growth. Anchor's third-party administration services recently obtained commitments with respect to several new business projects which are expected to increase revenues while avoiding many of the costs associated with expansion achieved through the purchase of new businesses.

NOTE 3 - CONTINGENCIES
----------------------

          Anchor is subject to certain legal proceedings and claims arising in the ordinary course of its business. It is management's opinion that the resolution of these claims will not have a material effect on Anchor's consolidated financial position.

NOTE 4 - SUBORDINATED BRIDGE NOTES AND WARRANT
----------------------------------------------

          During 1996, Anchor raised $225,000 from five members of the Board of Directors and other qualified investors through the issuance of 10% Subordinated Bridge Notes with a Warrant to Purchase Shares of Anchor Common Stock ("Bridge Notes"). The basic terms of the Bridge Notes were: (a) 10% interest per annum, paid in arrears; (b) one year term; (c) for every $10,000 of principal invested the purchaser received a five year warrant to acquire 1,000 shares of Anchor common stock at a purchase price of $1.75 per share; (d) "piggyback" registration rights for three years; and (e) subordination provisions that subordinate the Bridge Notes to Anchor's "Senior Debt" (as defined in the Bridge Notes). The Bridge Notes are equal in status to the Debentures (see Note 5 below) issued during 1995, which mature in 1997.

          In February 1997, Anchor offered the purchasers of said Bridge Notes an opportunity to either change the terms of the warrants underlying the Bridge Notes or to participate in the 1997 Offering (see Note 6 below), by exchanging their Bridge Notes. The basic terms of these two alternatives were: (a) in lieu of receiving warrants to acquire 1,000 shares of Anchor common stock at a purchase price of $1.75 per share, for every $10,000 of principal invested, the purchaser would receive warrants to acquire 2,000 shares of Anchor common stock at a purchase price of $1.35 per share; or (b) participate in the 1997 Offering by exchanging the Bridge Notes and receive in return (i) interest at the rate of 10% per annum up to the date of conversion; (ii) Anchor common stock in place of the Bridge Notes at a price equal to $0.90 per share; and (iii) five year warrants, equal to the number of shares issued in place of the Bridge Notes, with the right to purchase Anchor's common stock at a purchase price of $0.90 per share. Purchasers representing $180,000 of said Bridge Note chose alternative (a) above, and the remaining $45,000 chose alternative (b) above. As of September 30, 1997, $170,000 remained outstanding under the terms of the Bridge Notes.

NOTE 5 - 10% CONVERTIBLE SUBORDINATED DEBENTURES
------------------------------------------------

          In 1995, Anchor issued $370,000 of 10% Convertible Subordinated Debentures (the "Debentures") and a 10% Convertible Subordinated Debenture, Series A ("Series A Debenture") for $600,000. In December 1996, Guarantee Life Insurance Company converted all $600,000 of the Series A Debenture it held into 444,444 shares of Anchor's common stock at $1.35 per share. In addition, investors holding $270,000 of the Debentures, including seven members of the Board of Directors, converted their Debentures into 200,000 shares of Anchor's common stock at $1.35 per share. These conversions saved Anchor approximately $85,000 in interest payments, reduced outstanding indebtedness by $870,000 and, in turn, increased shareholders' equity by $870,000. As of September 30, 1997, $80,000 remained outstanding under the terms of the Debentures. For further information regarding the Series A Debenture and the Debentures, refer to Anchor's Annual Report on Form 10-K for the year ended December 31, 1996.

NOTE 6 - 1997 OFFERING
----------------------

          During first quarter 1997, Anchor commenced raising additional funds from members of the Board of Directors and other qualified investors through a private offering which consisted of Anchor common stock along with warrants to acquire shares of Anchor common stock (the "1997 Offering"). As of November 3, 1997, Anchor had raised $305,000 and had oral commitments for an additional $100,000 in the 1997 Offering. Anchor intends to utilize a substantial portion of the proceeds from the 1997 Offering to support current and future working capital needs of Anchor. The basic terms of the 1997 Offering are: (a) 555,000 shares of Anchor common stock available at a purchase price of $0.90 per share:
(b) five year warrants to acquire one share of Anchor common stock for each share of Anchor common stock purchased at an exercise price of $0.90 per share;
(c) "piggyback" registration rights for three years; and (d) anti-dilution protection for stock splits, stock dividends, recapitalizations and reorganizations. Purchasers of the 1997 Offering, as of November 3, 1997, consisted of eight members of the Board of Directors and other qualified investors.

NOTE 7 - COMMITMENTS
--------------------

          On May 5, 1997, Anchor entered into a $10,000 Note ("Note A") with a member of the Board of Directors to supplement current working capital. The basic terms of Note A were: (a) 10% interest per annum, paid in arrears; and (b) nine month term. On August 21, 1997, Note A was repaid in full.

          On May 28, 1997, Anchor entered into a $50,000 Note ("Note B") with a member of the Board of Directors to supplement current working capital. The basic terms of Note B were: (a) 10% interest per annum, paid in arrears; (b) three month term; (c) a five year warrant to acquire 30,000 shares of Anchor common stock at a purchase price of $0.90 per share; and (d) "piggyback" registration rights for three years. On September 19, 1997, Anchor entered into a amendment to Note B as to the maturity date (b) above. Under the terms of the amendment the full principal, plus interest, will be due and payable in three installments beginning September 15, 1997, in the amount of $15,000, plus interest; on October 15, 1997, in the amount of $15,000, plus interest; with the final installment on November 15, 1997 (the "Maturity Date") in the amount of
$20,000, plus interest.   As of November 3, 1997, the outstanding balance on
Note B was $20,000.

          On July 3, 1997, Anchor obtained a $150,000 bank unsecured term loan for additional working capital in connection with a new business opportunity in the Los Angeles Area. This contract, effective July 1, 1997, grants administrative and servicing responsibilities to Anchor's third-party administration subsidiary, Harden & Company Insurance Services, Inc. ("Harden"). As of October 24, 1997, said loan was paid in full, as discussed below.

          As of October 24, 1997, Anchor obtained a $1,600,000 bank term loan (the "New Loan") from a bank for the primary purpose of replacing the $1,000,000 bank credit line that Anchor had maintained with another bank. The remainder of the proceeds were used to retire and consolidate two credit facilities the new bank had extended Anchor. The $445,000 outstanding balance under the $450,000 bank unsecured credit line and the $142,500 outstanding balance under the $150,000 bank unsecured term loan were paid in full on October 24, 1997. The basic terms and conditions of this New Loan are: (i) interest equal to the bank's prime rate plus 2.5%; (ii) five year term; (iii) monthly principal payments in installments of $26,666.67; (Notwithstanding the foregoing, 75% of the Company's monthly EBITDA shall be applied to principal to the extent such percentage of monthly EBITDA is required to make the scheduled payment of principal. To the extent that 75% of monthly EBITDA falls short of the required principal payment, the difference shall be added to the final payment.) and (iv) a five year warrant to acquire 95,000 shares of Anchor common stock at a purchase price of $1.75 per share.

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

        From 1990 through 1992, Anchor expanded its property and casualty business by: (a) acquiring certain assets, including insurance brokerage accounts, from four property and casualty brokerage firms; and (b) organizing Anchor Pacific Premium Finance Company ("APPFCO"), to complement its property and casualty business by providing premium financing to Anchor's clients. Effective May 30, 1997, Anchor dissolved APPFCO as a result of its inactivity. As part of its expansion strategy Anchor has made a series of acquisitions, including the acquisitions of: Benefit Resources, Inc. ("BRI"), a third-party employee benefits administrator located in Scottsdale, Arizona in August 1994; Putnam, Knudsen & Wieking, Inc. ("PKW"), a property and casualty insurance brokerage company located in Oakland, California in October 1994; certain third-party administration accounts from Dutcher Insurance Agency, Inc. ("Dutcher"), located in Stockton, California in February 1995; R. L. Ferguson Agency ("RLF"), a property and casualty insurance brokerage company located in Walnut Creek, California in March 1996; certain property and casualty accounts from Norman I. Robins ("Robins"), in April 1996; and certain property accounts from John R. McPherson ("McPherson"), in May 1996. In July 1997, Harden took over a third-party administration business, located in the Los Angeles Area, that was previously serviced by an unrelated third party. In connection with this expansion Harden hired 34 employees previously employed by the prior administrator. Anchor will continue to look for opportunities to expand its insurance brokerage and administration businesses. In this regard, it has recently obtained commitments for several new business projects which will enable Anchor to substantially expand revenues through internal growth thereby avoiding the costs associated with the actual purchase of new business and related revenues. Contracts for third-party administration services are expected to generate a substantial increase in new revenues by the end of the fourth quarter 1997.

RESULTS OF OPERATIONS -- NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

GENERAL

        Anchor derives revenues from commissions received in connection with insurance brokerage activities and from fees received for claims administration (including underwriting and risk analysis) services. Commissions may be based on a percentage of gross premiums or may be structured as contingent commissions, which are generally based on underwriting profits earned by the insurance carrier over a given period of time. Fees for claims administration services generally are based on a percentage of premiums collected, or on a per capita basis. Anchor does not assume any underwriting risk in connection with any of its business.

        Fluctuations in premiums charged by insurance companies may materially affect commission revenues. During the last nine years, the property and casualty insurance industry has experienced a "soft market" where the underwriting capacity of insurance companies expanded, stimulating an increase in competition and a decrease in premium rates, thereby reducing related commissions and fees. In addition to the soft market for property and casualty insurance, workers' compensation reform in California has had the effect of reducing workers' compensation insurance premiums which, in turn, has resulted in reduced commissions generated by the sale of related insurance products. Although some sources in the insurance industry have predicted future premium increases, the likelihood of rate increases in the near future remains uncertain. Anchor believes that revenues generated from anticipated future growth and continued diversification of its business will offset weaknesses in the property and casualty market.

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

        The new replacement insurance carrier is a subsidiary of the largest HMO in Nevada. Management believes that the new insurance carrier will enable Anchor to provide the small group medical insurance market with stronger managed care products. In addition, the replacement insurance carrier's business strategy is to aggressively market group health products in a multi-state distribution system through an exclusive multi-year contract with Harden and BRI in California and Arizona. The reaction of the Harden and BRI distributors continues to be very favorable and the change has been widely accepted. Harden and BRI began to receive revenues from this new business in January 1997. In addition, effective July 1, 1997, the same insurance carrier purchased a significant volume of business from another insurance carrier in California. The new insurance carrier then entered into a contract with Harden to provide third-party administration services to this business which has the potential to substantially increase Harden's revenues.

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

REVENUES

        TOTAL REVENUES. Total revenues for the nine months ended September 30, 1997, were $7,005,478, an increase of $934,172 or 15.4%, as compared to $6,071,306 in revenues for the same period in 1996. The increase in revenue in this nine month period was primarily due to the increase in fee income derived from third-party administration services generated from the new insurance carrier as discussed above.

        Commissions and fees make up substantially all of Anchor's revenues.
The following table sets forth the percentages of Anchor's revenues attributable to insurance brokerage services (for which commissions are generated), and third-party administration, underwriting and risk analysis services (for which fees are generated), for the nine months ended September 30, 1997, 1996 and 1995. The percentage of Anchor's revenues attributable to premium finance services are no longer included in the following table inasmuch as the premium finance services was dissolved effective as of May 30, 1997, due to its inactivity.

===========================================================
 NINE MONTHS ENDED SEPTEMBER 30,     1997    1996    1995
===========================================================
Insurance Brokerage Commissions       34%     44%     41%
-----------------------------------------------------------
Third-Party Administration Fees       66%     56%     59%
----------------------------------------------------------
         Total                       100%    100%    100%
==========================================================

          Harden and BRI have recently entered into a multi-year, exclusive contract with a new insurance carrier. Because this new relationship presents new growth opportunities, Anchor expects that the percentage of its revenues that are derived from third-party administration services will continue to increase during 1997.

          COMMISSIONS. Commission revenues from insurance brokerage services are reported net of sub-broker commissions and generally are recognized as of the effective date of the insurance policy, except for commissions on installment premiums which are recognized periodically as billed. Commissions for the first nine months of 1997 were $2,346,711, a decrease of $256,131 or 9.8%, compared to $2,602,842 of commissions for the same period of 1996. A net loss of business at PKW accounted for all of the decrease.

          FEES. Fees from Anchor's third-party administration (including underwriting and risk analysis) services for the nine months ended September 30, 1997, were $4,598,086, an increase of $1,212,032 or 35.8%, as compared to
$3,386,054 in fees for the same period in 1996. This increase in fee income is the result of new business generated from projects associated with the new insurance carrier, as discussed above, and administrative fees generated from the release of new products.

          Fee revenues generated by Anchor in the third quarter of 1997 from third-party administration services consist of revenues generated by Harden and BRI. Harden's third-party administration revenues are substantially derived from: (a) an insurance product underwritten by one insurance carrier, which is A- (Excellent); and (b) the administration of insurance programs underwritten by various insurance carriers for a number of self-insured employers. The insurance product, described in (a) above, accounted for approximately 24% of Harden's revenues (or approximately 11% of Anchor's total revenues) in the first nine months of 1997, and revenues related to the administration of self-insured programs, described in (b) above, accounted for approximately 48% of Harden's revenues (or approximately 21% of Anchor's total revenues) in the first nine months of 1997. Self-insurance is a program in which a client assumes a manageable portion of its insurance risks, usually (although not always) placing the less predictable and larger loss exposure with an excess insurance carrier. A significant portion of BRI's fee revenues generated from new clients relate to an insurance product underwritten by the same A- (Excellent) rated insurance carrier.

          INTEREST INCOME. Interest income consists of interest earned on insurance premiums and other funds held in fiduciary accounts and interest earned on investments. Interest income was $60,591 and $81,194 for the nine months ended September 30, 1997 and 1996, respectively.


EXPENSES

          TOTAL EXPENSES. Total operating expenses for the nine months ended September 30, 1997, were $7,318,002, an increase of $785,629 or 12% as compared to the operating expenses of $6,532,373 for the same period in 1996. As discussed below, the increase in total expenses resulted primarily from an increase in selling, general and administration expenses and employee compensation and benefits resulting from increased third-party administration services business at both Harden and BRI.

          EMPLOYEE COMPENSATION AND BENEFITS. Employee compensation and benefits for the nine months ended September 30, 1997, were $4,678,236, an increase of $584,105 or 14.3% as compared to $4,094,131 for the same period in 1996. The increase related primarily to greater staffing needs required to service new third-party administration projects at both Harden and BRI.

          SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $2,639,766 and $2,438,242 for the nine months ended September 30, 1997 and 1996, respectively. The $201,524 or 8.3% increase in 1997, as compared to 1996, resulted primarily from an increase in expenses as a result of the increased third-party administration services business at both Harden and BRI. General and administrative expenses include rent, travel, insurance, postage, telephone, supplies and other miscellaneous expenses.

          INTEREST EXPENSE. Interest expense totaled $152,152 and $279,124, for the nine months ended September 30, 1997 and 1996, respectively. The decrease in expense of $126,972 in the nine months ended September 30, 1997, as compared to the same period in 1996, resulted from the termination of services of an investment banker and the conversions of the $600,000 Series A Debenture and $270,000 of the Debentures. Anchor will continue to see additional expense
savings in 1997 as a result of the conversions of the Debentures.   For further
details refer to Note 5, above.

          AMORTIZATION OF GOODWILL AND OTHER INTANGIBLES. Goodwill represents the excess of the cost of acquisitions over the fair value of net assets acquired. Other intangibles include covenants not to compete, customer lists and other contractual rights. Amortization of goodwill and other intangibles was $172,725 and $282,061, for the nine months ended September 30, 1997 and 1996, respectively. The decrease in amortization and other intangibles is a result of goodwill being fully amortized at Harden as of December 31, 1996.

INCOME TAXES

          Anchor's expense for income taxes was $4,470 and $4,800 for the nine
month periods ended September 30, 1997 and 1996, respectively.   An analysis of
Anchor's provision for income taxes is presented in Note 9 of the Notes to Consolidated Financial Statements in Anchor's Form 10-K for the year ending December 31, 1996.

RESULTS OF OPERATIONS - QUARTERS ENDED SEPTEMBER 30, 1997 AND 1996

REVENUES

          TOTAL REVENUES. Total revenues for the three months ended September 30, 1997, were $2,941,368, an increase of $1,015,852 or 52.8%, as compared to
$1,925,516 of revenues for the same period in 1996. The increase resulted primarily from new business from third-party administration services at both Harden and BRI. Anchor's revenues vary from quarter to quarter as result of the timing of policy renewals and new/lost business production, whereas expenses are fairly uniform throughout the year.

          COMMISSIONS. Commission revenues for the three months ended September 30, 1997, were $719,156, a decrease of $132,817 or 15.6%, as compared to
$851,973 of commissions for the same period of 1996. A net loss of business at PKW accounted for all of the decrease.

          FEES. Fees from Anchor's third-party administration (including underwriting and analysis) services for the three months ended September 30, 1997, were $2,203,756, an increase of $1,152,661 or 109.7% as compared to
$1,051,095 in fees for the same period in 1996. The increase in fee income is the result of new third-party administration services business generated from projects associated with the new insurance carrier, as discussed above, and administrative fees generated from the release of new products.

          INTEREST INCOME. Interest income was $18,456 and $21,815 for the three months ended September 30, 1997 and 1996, respectively. The decrease in interest income in the second quarter of 1997, as compared to 1996, resulted primarily from a smaller amount of insurance premiums and other funds held in fiduciary accounts.

EXPENSES

          TOTAL EXPENSES. Total operating expenses for the three months ended September 30, 1997 were $2,951,946, an increase of $789,746 or 36.5%, as compared to operating expenses of $2,162,200 for the same period in 1996. The increase resulted primarily from the increase in employee compensation and benefits, and general and administrative expenses as a result of the increased third-party administration services business at both

Harden and BRI.

          EMPLOYEE COMPENSATION AND BENEFITS. Employee compensation and benefits for the three months ended September 30, 1997 were $1,881,939, an increase of $550,864 or 41.4%, as compared to $1,331,075, for the same period in 1996. The increase related primarily to the addition to staff to service new business projects from Anchor's third-party administration services at Harden and BRI.

          SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $1,070,007 and $831,125 for the three months ended September 30, 1997 and 1996, respectively. The $238,881 or 28.7%, increase in the third quarter of 1997, as compared to the same period in 1996 resulted primarily from an increase in expenses as a result of the increased third-party administration services business at both Harden and BRI. General and administrative expenses include rent, travel, insurance, postage, telephone, supplies and other miscellaneous expenses.

          INTEREST EXPENSE. Interest expense was $52,823 and $76,931 for the three months ended September 30, 1997 and 1996, respectively. The decrease in interest expense in 1997, as compared to 1996, resulted primarily from the termination of services of an investment banker and the conversions of the $600,000 Series A Debenture and $270,000 of the Debentures. Anchor will continue to see additional expense savings in 1997 as a result of the conversions of the Debentures. For further details refer to Note 5, above.

          AMORTIZATION OF GOODWILL AND OTHER INTANGIBLES. Goodwill represents the excess of the cost of acquisitions over the fair value of net assets acquired. Other intangibles include covenants not to compete, customer lists and other contractual rights. Amortization of goodwill and other intangibles was $53,429 and $95,160 for the three months ended September 30, 1997 and 1996, respectively. The decrease in amortization and other intangibles is a result of goodwill being fully amortized at Harden as of December 31, 1996.

INCOME TAXES

          Anchor's minimum annual required tax payment due was reported during the first quarter of 1997 and 1996. Therefore, there was no income tax expense reported for the three month periods ended September 30, 1997 and 1996.

LIQUIDITY AND CAPITAL RESOURCES

          Anchor's business is not capital intensive and Anchor historically has had sufficient capital to meet its operating needs. Anchor reported net cash flows (used in) operations of $(60,194) for the nine months ended September 30, 1997, compared to net cash flows (used in) operations of $(472,357) for the nine months ended September 30, 1996. During 1997, Anchor met its operating and capital needs from various sources, including borrowing under its existing credit agreements and the use of proceeds received from the 1997 Offering. See
Note 6, above.

          During 1996, Anchor raised $225,000 from five members of the Board of Directors and other qualified investors through the issuance of 10% Subordinated Bridge Notes with a Warrant to Purchase Shares of Anchor Common Stock ("Bridge Notes"). The basic terms of the Bridge Notes were: (a) 10% interest per annum, paid in arrears; (b) one year term; (c) for every $10,000 of principal invested, the purchaser received a warrant to acquire 1,000 shares of Anchor common stock at a purchase price of $1.75 per share; (d) "piggyback" registration rights for three years; and (e) subordination provisions that subordinate the Bridge Notes to Anchor's "Senior Debt" (as defined in the Bridge Notes). The Bridge Notes are equal in status to the Debentures converted and not outstanding issued during 1995, which mature in 1997.

          In February 1997, Anchor offered the purchasers of said Bridge Notes an opportunity to either change the terms of the warrants underlying the Bridge Notes or to participate in the 1997 Offering (see Note 6 above), by exchanging their Bridge Notes. The basic terms of these two alternatives were: (a) in lieu of receiving a warrant to acquire 1,000 shares of Anchor common stock at a purchase price of $1.75 per share, for every $10,000 of principal invested, the purchaser would receive a warrant to acquire 2,000 shares of Anchor common stock at a purchase price of $1.35 per share; or (b) participate in the 1997 Offering by exchanging the Bridge Notes and receiving in return (i) interest at the rate of 10% per annum up to the date of conversion; (ii) Anchor common stock in place of the Bridge Notes at a price equal to $0.90 per share; and
(iii) a five year warrant, equal to the number of shares issued in place of the Bridge Notes, with the right to purchase Anchor's common stock at a purchase price of $0.90 per share. The purchasers representing $180,000 of said Bridge Note chose alternative (a) above, and the remaining $45,000 chose alternative
(b) above. As of September 30, 1997, $170,000 of the original $225,000 remained outstanding.

          In 1995, Anchor issued $370,000 of 10% Convertible Subordinated Debentures (the "Debentures"). Investors holding $270,000 of the Debentures, including seven members of the Board of Directors, converted their Debentures into 200,000 shares of Anchor's common stock at $1.35 per share. These conversions saved Anchor approximately $85,000 in interest payments, reduced outstanding indebtedness by $870,000 and, in turn, increased shareholders' equity by $870,000. As of September 30, 1997, $80,000 remained outstanding under the terms of the Debentures. For further information regarding the Debentures, refer to Anchor's Annual Report on Form 10-K for the year ended December 31, 1996.

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

          The Agreement with TPFG provided for an advisory consulting fee of $15,000 per month, plus reasonable expenses, commencing December 17, 1996 and continuing for a nine month period. Because the Board of Directors determined that management should postpone seeking outside financing, in April 1997, management exercised the cancellation provisions and terminated the Agreement with TPFG.

          During first quarter 1997, Anchor commenced raising additional funds from members of the Board of Directors and other qualified investors through a private offering of Anchor common stock along with warrants to acquire shares of Anchor common stock (the "1997 Offering"). As of November 3, 1997, Anchor had raised $305,000 and had oral commitments for an additional $100,000 in the 1997 Offering. Anchor has utilized a substantial portion of the proceeds from the 1997 Offering to support current working capital needs. The basic terms of the 1997 Offering are: (a) 555,000 shares of Anchor common stock available at a purchase price of $0.90 per share; (b) five year warrants to acquire one share of Anchor common stock for each share of Anchor common stock purchased at an exercise price of $0.90 per share; (c) "piggyback" registration rights for three years; and (d) anti-dilution protection for stock splits, stock dividends, recapitalizations and reorganizations. Purchasers of the 1997 Offering, as of November 3, 1997, consisted of eight members of the Board of Directors and other qualified investors.

          Capital and certain acquisition related expenditures were $56,516 and $387,690 for the nine months ended September 30, 1997, and 1996, respectively. The largest 1997 expenditure involved computer equipment purchased by Harden
and BRI during the second quarter.   During the first nine months of 1996, The
R.L. Ferguson Insurance Agency ("RLF") located in Walnut Creek, California and certain property and casualty accounts maintained by Norman I. Robins ("Robins") and John R. McPherson ("McPherson") were merged into Anchor's insurance brokerage subsidiary, PKW, located in Concord, California.

          Short-term debt, current portion of long-term debt and current portion of long-term liabilities at September 30, 1997, totaling in the aggregate $2,589,234 (as compared to $2,424,508 at December 31, 1996) consisted of: (a) $975,000 outstanding under a $1,000,000 bank credit line maintained by Anchor;
(b) $445,000 outstanding under a $450,000 bank unsecured credit line with another bank; (c) $142,500 outstanding under a $150,000 bank unsecured term loan with the same bank which extended the $450,000 bank credit line; (d) approximately $243,750 of future fixed payments under a consulting agreement entered into with a company affiliated with the former shareholders of BRI; (e) $207,500 representing the current portion of obligations with regard to certain real property leased by PKW prior to its acquisition by Anchor and relocation to Anchor's executive offices; (f) $80,000 of Debentures; (g) $170,000 of Bridge Notes; and (h) approximately $325,484 for certain other current liabilities.

          On January 7, 1997, the $1,000,000 bank credit line which Anchor had maintained expired. Although Anchor was within the covenants of the bank credit line on the renewal date and was current with all interest payments, the bank notified Anchor that it would no longer continue to extend the line to Anchor, under the same terms. Anchor has been successful, as of October 24, 1997, in replacing the $1,000,000 bank credit line with a new credit facility (the "New Loan") provided by another bank. The basic terms and conditions of this New Loan are: (a) $1,600,000 term loan; (b) interest equal to the bank's prime rate plus 2.5%; (c) five year term; (d) monthly principal payments in installments of $26,6666.67; (Not withstanding the foregoing, 75% of the Company's monthly EBITDA shall be applied to principal to the extent such percentage of monthly EBITDA is required to make the scheduled payment of principal. To the extent that 75% of monthly EBITDA falls short of the required principal payment, the difference shall be added to the final payment.); and (e) a five year warrant to acquire 95,000 shares of Anchor common stock at a purchase price of $1.75 per share. A portion of the $1,600,000 proceeds from the New Loan was used to pay off $975,000 outstanding under the $1,000,000 bank credit line. Another portion of the proceeds from the New Loan was used to retire and consolidate two credit facilities the bank had extended Anchor. The $445,000 outstanding balance under the $450,000 bank unsecured credit line and the $142,500 outstanding balance under the $150,000 bank unsecured term loan were paid in full on October 24, 1997.

          At September 30, 1997, long-term liabilities, less the current portion discussed above, totaled $577,160 (as compared to $922,950 at December 31, 1996), and primarily consisted of (a) approximately $122,000 representing the long-term portion of obligations related to certain real property leased by PKW prior to its acquisition by Anchor and relocation to Anchor's executive offices;
(b) approximately $317,500 representing deferred rent related to certain real property currently leased by Anchor; and (c) approximately $137,660 for certain other long-term liabilities. In May 1995, PKW entered into a sublease with respect to 82% of PKW's prior office space. In December 1995, PKW entered into a sublease with respect to an additional 10% of PKW's prior office space. The subleases expire on November 30, 1999, and each require PKW to provide a multi-year rent subsidy. The amounts classified as short and long-term liability with respect to the PKW leases reflect such subsidy and are based upon the assumption that the remaining 8% of such office space will be subleased.

          Anchor has not paid cash dividends in the past and does not expect to pay cash dividends in the foreseeable future.

STRATEGY

          Anchor's strategy is to expand its third-party administration services and property and casualty (including workers' compensation) insurance businesses by: (a) continuing to develop specialized affiliated business units that target selected insurance industry market segments defined by industry type, geographic location and consumer demographics; (b) creating new products and services; and
(c) strengthening management, sales and marketing staff. In conjunction with this strategy, Anchor seeks to manage its affairs to achieve expansion through internal growth of its existing and new product lines. Anchor also regularly considers acquisition and merger opportunities and other business expansion alternatives.

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

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A.  Exhibits

10.6a Employment Agreement dated August 16, 1997, between Anchor and James R. Dunathan.

10.25 Central Plaza Office Lease dated July 14, 1997, between Harden and Zufu Properties, Co., Ltd. (regarding 3460 Wilshire Boulevard Tower, Suite 407, Los Angeles, California).

10.25a Addendum dated July 14, 1997, to Central Plaza Office Lease dated July 14, 1997, between Harden and Zufu Properties, Co., Ltd. (regarding 3460 Wilshire Boulevard Tower, Suite 407, Los Angeles, California).

10.26 Office Building Lease dated July 30, 1997, between BRI and T.W. Patterson Investors II/ The T. W. Patterson Building (regarding 2014 Tulare Street, Suite 818, Fresno, California).

10.27 Business Loan Agreement dated as of September 30, 1997, between Anchor and Imperial Bank, and related documents.

27.0    Financial Data Schedule


B.  Reports on Form 8-K

None

                                  SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, Anchor has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   ANCHOR PACIFIC UNDERWRITERS, INC.



Date:  November 3 , 1997
       ------------------------    ---------------------------------
                                   James R. Dunathan
                                   President and Chief Executive Officer



Date:  November 3, 1997
       ------------------------    ---------------------------------
                                   Earl Wiklund
                                   Senior Vice President and
                                   Chief Financial Officer