Form 10-K405
period 1997-12-31
ANCHOR PACIFIC UNDERWRITERS INC
filed 1998-03-27
CIK 317781

================================================================================


                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934
        FOR THE TRANSITION PERIOD FROM [     ]  TO  [     ]

                       COMMISSION FILE NUMBER:  0-9628

                      ANCHOR PACIFIC UNDERWRITERS, INC.
           (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             DELAWARE                               94-1687187
    (STATE OR OTHER JURISDICTION OF              (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)              IDENTIFICATION NO.)

    1800 SUTTER STREET, SUITE 400                      94520
         CONCORD, CALIFORNIA                         (ZIP CODE)
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

     REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (925) 682-7707

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

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K ((S)229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part
III of this Form 10-K or any amendment to this Form 10-K.    [X]

       The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 13, 1998 was $2,352,712.

       As of March 13, 1998, the Registrant had 4,709,727 shares of common stock outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE

       Portions of the Proxy Statement to be mailed to shareholders in connection with the Registrant's 1998 Annual Meeting of Shareholders are incorporated by reference into Part III hereof.

       Exhibit Index is on page 18

================================================================================

                       ANCHOR  PACIFIC UNDERWRITERS, INC.


                               TABLE OF CONTENTS


    PART I.

        ITEM 1.     Business...............................................  3

        ITEM 2.     Properties.............................................. 8

        ITEM 3.     Legal Proceedings....................................... 9

        ITEM 4.     Submission of Matters to a Vote of Security Holders..... 9


    PART II.

       ITEM 5.     Market for Registrant's Common Equity and Related Shareholder
                   Matters.................................................. 9

       ITEM 6.     Selected Financial Data ................................ 10

       ITEM 7.     Management's Discussion and Analysis of Financial Condition
                   and Results of Operations .............................. 10

       ITEM 8.     Financial Statements and Supplementary Data ............ 17

       ITEM 9.     Changes in Disagreements With Accountants on Accounting and
                   Financial Disclosure ................................... 17


   PART III.

       Item 10.    Directors and Executive Officers of Registrant ......... 17

       ITEM 11.    Executive Compensation ................................. 17

       ITEM 12.    Security Ownership of Certain Beneficial Owners and
                   Management ............................................. 17

       ITEM 13.    Certain Relationships and Related Transactions ......... 18


   PART IV.

       ITEM 14.    Exhibits, Financial Statement Schedules, and Reports on Form
                   8-K ................................................... 18

                                     PART I

ITEM 1.  BUSINESS

SUMMARY

     Anchor Pacific Underwriters, Inc. is a holding company that is primarily engaged in insurance brokerage and administration services through its three direct and indirect wholly-owned subsidiaries. Anchor Pacific Underwriters, Inc. and the subsidiaries listed in the chart below are collectively referred to as "Anchor" unless the context otherwise requires.


                       ANCHOR PACIFIC UNDERWRITERS, INC.
                            (a Delaware corporation)
                                Holding Company
                                       |
                                       |
                           ------------------------
                           |                       |
                           |                       |
                           |                       |
HARDEN & COMPANY INSURANCE SERVICES, INC.       PUTNAM, KNUDSEN & WIEKING, INC.
       (a California corporation)                 (a California corporation)
    Employee Benefits Administrator              Property & Casualty Insurance
       Group Health Insurance                     Targeted Industry Brokerage
                |
                |
                |
       BENEFIT RESOURCES, INC.
       (an Arizona corporation)
    Employee Benefits Administrator
       Group Health Insurance

     Anchor provides the following services to private sector small and middle market companies, groups, trusts, associations, government agencies and individual consumers: (a) insurance brokerage; and (b) third-party claims administration, employee benefits consulting, underwriting and risk analysis. Anchor offers its customers, as agent, broker or administrator, a range of products and services tailored to the specific needs of such customers.

     Anchor markets the products and services of more than 50 commercial insurance companies and over a dozen managed care and preferred provider organizations. The marketing of products and services is carried out through 10 direct sales representatives and over 500 independent insurance brokers. Anchor's customer base is in the Western United States, primarily in California, Arizona and Oregon. For the fiscal year ended December 31, 1997, Anchor generated in excess of $10 million in revenues.

     The principal executive offices of Anchor are located approximately 30 miles east of San Francisco, California, at 1800 Sutter Street, Suite 400, Concord, California 94520.

HISTORY

     Anchor was organized in 1986 as a California general partnership for the specific purpose of acquiring Harden & Company Insurance Services, Inc., a third-party employee benefits administrator ("Harden"), from Alex Brown Financial Group. Anchor was reorganized as a private California corporation in March 1987, and reincorporated in January 1995, as a Delaware corporation in connection with a merger with System Industries, Inc. ("System"). As a result of the merger, Anchor became a public company.

     Since its inception, Anchor has expanded its insurance and administration service capabilities through internal growth as well as a series of acquisitions. From 1986 through 1990, Anchor, through Harden, focused on providing administration services for group insurance benefit plans. In 1990, Anchor began to diversify its business by providing property, casualty and workers' compensation insurance products and services, as well as offering market studies and program analysis for certain non-profit associations who had endorsed Anchor's products.

     From 1990 through 1992, Anchor expanded its property and casualty business by: (a) acquiring certain assets, including insurance brokerage accounts, from four property and casualty brokerage firms; and (b) organizing Anchor Pacific Premium Finance Company ("APPFCO"), to complement its property and casualty business by providing premium financing to Anchor's clients. Because it had been largely inactive during the past several years, Anchor dissolved APPFCO in 1997.

     As part of its expansion strategy Anchor has made a series of acquisitions, including the acquisitions of: Benefit Resources, Inc. ("BRI"), a third-party employee benefits administrator located in Scottsdale, Arizona in August 1994; Putnam, Knudsen & Wieking, Inc. ("PKW"), a property and casualty insurance brokerage company located in Oakland, California in October 1994; certain third-party administration accounts from Dutcher Insurance Agency, Inc. ("Dutcher"), located in Stockton, California in February 1995; R. L. Ferguson Agency ("RLF"), a property and casualty insurance brokerage located in Walnut Creek, California in March 1996; certain property and casualty accounts from Norman I. Robins ("Robins"), in April 1996; and certain property and casualty accounts from John
R. McPherson ("McPherson"), in May 1996.   In July 1997, and again in January
1998, Harden took over third-party administration businesses, located in Los Angeles, California and Portland, Oregon, that were previously serviced by unrelated third parties. In connection with this recent expansion Harden hired 34 employees in Los Angeles and 70 employees in Portland which were previously employed by the prior administrators. Anchor will continue to look for opportunities to expand its third-party administration services in the Western United States.

OPERATIONS

     INSURANCE BROKERAGE

     Anchor first entered the insurance brokerage business in 1990 through an acquisition. Since then it has primarily grown its insurance brokerage business through acquisitions, the largest being PKW which was acquired in 1994. This segment of Anchor's business focuses on property and casualty (both commercial and personal lines), health, life and disability, as well as workers'
compensation.   PKW acts as an agent on behalf of insurers and other
intermediaries in soliciting, negotiating and effecting contracts of insurance, and as a broker in procuring insurance contracts on behalf of insureds. Insurance brokerages tend to build long-term relationships with their clients, with the initial placement of insurance coverage often resulting in subsequent annual renewals.

     As an insurance agent and broker, PKW derives income from the sale of insurance products and services and the receipt of commissions generated therefrom. Commissions, which generally are based on a percentage of gross premiums, and contingent commissions, which are generally based on the insurance carriers underwriting profits derived over a given period of time, can vary substantially within the insurance industry. The ultimate size of commissions may be influenced by a number of factors, including the type of insurance, the amount of the premium, the insurance carrier's loss experience with respect to policies placed by Anchor, and the scope of the services that Anchor renders. Anchor derived 31%, 43% and 41% of its revenues in 1997, 1996 and 1995, respectively, from its insurance brokerage activities. Since it acquired PKW, Anchor has devoted a substantial effort to the financial and management reorganization of this business segment with particular emphasis on improving operating procedures which has resulted in improved operating results.

     THIRD-PARTY CLAIMS ADMINISTRATION AND EMPLOYEE BENEFITS CONSULTING

     The employee benefits business segment of Anchor is conducted through Harden and BRI and primarily involves third-party health benefits administration activities. This business segment engages in designing, implementing and administering health benefit plans for small to medium sized employer groups. Administration services provided by Harden and BRI include receiving and managing employer plan contributions and/or premium payments, monitoring employee and dependent eligibility, preparing required government and tax reports, handling day-to-day administration, reviewing and analyzing claims data for coverage, and managing the claims settlement process. Anchor, through Harden and BRI, also helps develop insurance products and services tailored to the specific needs of the client, provides risk analysis, determines appropriate benefit and funding levels for particular insurance programs, and conducts loss control and cost studies for insurance companies and self-insured employers. As compensation for its claims administration services, Harden and BRI generally receive fees based on a percentage of premiums collected, or on a per capita basis. Anchor derived 69%, 57% and 59% of its revenues in 1997, 1996 and 1995, respectively, from its third-party administration activities.

     In the third quarter of 1996, the insurance carrier which previously offered a product that accounted for 51% of Harden and BRI's and 27% of Anchor's overall third-party administration revenues in 1996 informed Harden and BRI that as a result of changes in its business strategy, it would discontinue offering such an insurance product by the end of February 1997. Harden and BRI subsequently entered into a multi-year, exclusive contract with an A- (Excellent) rated insurance carrier to underwrite the risk and provide a replacement product for Anchor's third-party administration services. This contract became effective December 1, 1996. The transition to the new insurance carrier was less disruptive for Harden and BRI's clients than an earlier transition to a new carrier in late 1995 because the new insurance carrier fully assumed all policies in California and a majority of policies in Arizona.
Unlike the earlier transition, Harden and BRI lost few accounts and the impact on Harden and BRI's revenue was minimal.

     The new insurance carrier is a subsidiary of the largest HMO in Nevada. Management believes that the new insurance carrier enabled Anchor to provide the small group medical insurance market with strong managed care products. The new insurance carrier's business strategy has been to aggressively market group health products in a multi-state distribution system through an exclusive multi-year contract with Harden and BRI in California and Arizona.
The reaction of the Harden and BRI distributors continues to be favorable and the change has been widely accepted. Also, effective July 1, 1997, the same insurance carrier purchased a significant volume of business from another insurance carrier in Los Angeles, California. The new insurance carrier then entered into a contract with Harden to provide third-party administration services to this business.

     Effective January 1, 1998, Anchor and Harden entered into an agreement to acquire the third-party administration business of a firm based in Portland, Oregon. This contract will allow Harden to expand its marketing and servicing territory in Oregon, Washington, Idaho and Nevada and is expected to substantially enhance the opportunity to increase Harden's revenues in 1998 and future years. Thus far, the response from clients formerly serviced by the Portland administrator has been very encouraging.

     Marketing for new business began during 1996 and coincided with the release of new products by Harden and BRI. Anchor continues to take steps to strengthen its sales management by hiring additional seasoned sales and marketing executives. Product development and new product sales continue to be a high priority, as does geographical diversification into other marketing territories in the western states.

     INSURANCE PREMIUM FINANCING

     Anchor, through Anchor Pacific Premium Finance Company ("APPFCO"), in the past has provided insurance premium financing services primarily to property and casualty clients of PKW. During 1996, Anchor derived less than 1% of its revenue from its insurance premium financing activities. This reduction in revenue was due primarily to Anchor's placing a greater share of its premium financing through other financing facilities that were more competitively advantageous to the client. As a result of its inactivity, Anchor dissolved APPFCO effective May 30, 1997.

RECENT DEVELOPMENTS/BUSINESS STRATEGY

     Anchor's strategy is to expand its third-party administration services by:
(a) continuing to develop through its marketing partners specialized affiliated business units that target selected insurance industry market segments defined by industry type, geographic location and consumer demographics; (b) creating new products and services; and (c) strengthening management, sales and marketing staff. In conjunction with this strategy, Anchor seeks to manage its affairs to achieve expansion through internal growth of its existing and new product lines. Anchor also regularly considers acquisition and merger opportunities and other business expansion alternatives.

EMPLOYEES

     As of March 13, 1998, Anchor and its subsidiaries employed approximately 230 full-time employees. None of its employees are presently represented by a union or covered by a collective bargaining agreement. Anchor believes its employee relations are good.


EXECUTIVE OFFICERS OF THE REGISTRANT

     The following information is provided regarding certain executive officers of Anchor and/or its subsidiaries.


=====================================================================================================================
NAME                                  Age                            Position                         Held Since
---------------------------------------------------------------------------------------------------------------------
James R. Dunathan                   61               President, Chief Executive Officer and         1987
                                                     Director of Anchor

Earl Wiklund                        50               Senior Vice President, Chief Financial         1987
                                                     Officer, Secretary and Director of Anchor

Christine D. Behrens                60               Senior Vice President, Chief Operating         1997
                                                     Officer of PKW

Lynn A. Boyd                        53               President of Harden                            1996

Raymond P. Petersen                 60               Executive Vice President of Harden             1996

Donald B. Putnam                    65               Chairman of Executive Committee of PKW and     1994
                                                     Director of Anchor

Robert H. Rath                      53               President of BRI                               1997

James P. Wieking                    66               Executive Vice President of PKW and            1994
                                                     Director of Anchor
====================================================================================================================================


     JAMES R. DUNATHAN. Mr. Dunathan has over 39 years of experience in the insurance industry and his family has been involved in the insurance industry since 1880. He joined Harden in 1985 and initiated the formation of Anchor in late 1986. Mr. Dunathan served as a member of the Board of Directors of the Professional Insurance Agents Association for 11 years and as President of such Association from 1975 to 1976. Currently Mr. Dunathan serves on the Business Leaders Alliance for Contra Costa County, appointed by the Board of Supervisors. He also serves as a Director of the Barbara Milliff Center in Concord, California, a non-profit school for children with developmental disabilities. Mr. Dunathan completed his undergraduate studies at Ohio State University; and served actively in the U.S. Navy as a naval aviator while he continued graduate work at the U.S. Armed Forces Institute in Japan.

     EARL WIKLUND. In addition to his duties at Anchor, Mr. Wiklund also serves as the Chief Executive Officer of Anchor's subsidiaries, Harden and BRI. He has over 26 years of experience in various operational, administrative and financial management positions. Mr. Wiklund joined Harden in 1984 as Vice President, Finance. Most recently he served as Treasurer for the Independent Administrators Association, as member of the Legislative Committee, as well as member of the Board of Directors of such Association. Mr. Wiklund graduated from California State University, Sacramento, with a B.S. degree and received his M.B.A. from St. Mary's College. He also serves as Chairman of Anchor's Audit, Budget & Finance Committee.

     CHRISTINE D. BEHRENS. Ms. Behrens joined Anchor in 1980 as Senior Vice President in its property casualty division. Ms. Behrens is currently responsible for the daily operational functions including all administrative and client servicing activities at PKW. Ms. Behrens began her career in the insurance industry in 1955. She has been actively involved as an agency owner, and later as an officer and producer of commercial accounts for Poulton & Associates and EXPO/PA in Oakland (which were purchased by Anchor in 1980 and merged into PKW in 1994). Ms. Behrens has served as a board member of both the Oakland Association of Insurance Agents and later the Mt. Diablo Chapter of CPCU
where she currently serves as President.   Ms. Behrens serves on the PKW
Executive Committee.

     LYNN A. BOYD.   Mr. Boyd joined Harden in 1991.  He has over 30 years
experience in the group health insurance field including positions with Blue Cross, Clifton & Company, Curtis Day & Company and Sher Associates. His sales responsibilities at Harden primarily focus on the production of self-insured and large case fully insured accounts. Mr. Boyd also is responsible for the daily operational functions of Harden and serves on the Harden Executive Committee. He received his B.S.B.A. from the University of Denver with a major in Finance and a minor in Accounting.

     RAYMOND P. PETERSEN. Mr. Petersen joined Harden in 1987 following several years with Marsh-McLennan Associates in San Francisco. His 30 years in the insurance industry include sales management and marketing positions for both property and casualty and group health benefits companies. At Harden he is responsible for the development of sales from sponsored programs for state associates and trade groups. Another priority for him is directing the network of contracted General Agents and their dedicated Producers. Mr. Petersen serves on the Harden Executive Committee.

     DONALD B. PUTNAM. Mr. Putnam is an insurance professional with over 39 years of experience. He has been actively involved as a director or officer of many California insurance associations and served as Director of the National Association of Insurance Brokers (NAIB) and Intersure, an international affiliation of insurance brokers. He also recently served as Chairman of the NAIB-PAC. Mr. Putnam received his B.S. degree in Business from the University of California, Berkeley.

     ROBERT H. RATH. Mr. Rath joined BRI in 1997 with 25 years of experience in the employee benefits administration field. His career includes extensive management experience in underwriting, sales and claims as well as EPO, PPO and HMO development and implementation. For the past 12 years, Mr. Rath's activities have focused on marketing and sales management of employee benefits plans in the Western United States. He has also served as board member and President of both the Society of Professional Benefit Administrators and the Independent Administrators Association of California. Mr. Rath serves on the BRI Executive Committee.

     JAMES P. WIEKING. Mr. Wieking has been active in the insurance business for 40 years. Mr. Wieking was formerly the owner of Wieking, Connolly & Associates in Oakland, which merged with PKW in 1983. Mr. Wieking has been involved in various civic and professional associations and has served as a board member of the Pacific Network Group and the Independent Insurance Agents Association, in Oakland. He is a graduate of the University of California, Berkeley.

REGULATION

     The activities of Anchor that are related to insurance brokerage, agency services and third-party administration are subject to licensing and regulation by the jurisdictions in which such activities are conducted. In addition to regulatory requirements applicable to Anchor, most jurisdictions require that individuals engaged in insurance brokerage and agency activities be personally licensed. As a result, a number of Anchor's employees are so licensed. Anchor's operations depend on the validity of and its continued good standing under the licenses and approvals pursuant to which it operates. Licensing laws and regulations vary from jurisdiction to jurisdiction. In all jurisdictions, the applicable licensing laws and regulations are subject to amendment or interpretation by regulatory authorities. Such authorities generally are vested with broad discretion as to the granting, renewing, and revoking of licenses and approvals.

     Other factors, such as client uncertainty about the potential effect of health care reform, could also affect Anchor's business. Anchor believes that its expertise in two areas frequently identified in health care reform proposals (managed care and managed competition), combined with its strategy of serving middle market clients, leave it well positioned to operate effectively in a managed care and managed competition environment. Anchor also believes that in the current political environment, the United States will experience incremental, rather than sudden comprehensive changes in health care regulations. It is not possible at this time, however, to predict the effect that any future health care reform legislation will have on Anchor's business condition or operations. Anchor is unaware of any current regulatory proposals that could have any material effect on its liquidity, capital resources or operations.

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

COMPETITION

     The insurance brokerage and service business is highly competitive and there are many insurance brokerage and administration service organizations who actively compete with Anchor in every area of its business. Anchor competes directly with national insurance brokerages, insurance companies and health maintenance organizations that market their own products, through independent agencies, brokers and third-party administrators, as well as with entities which self insure or sponsor other insurance programs. Many of these competitors are larger than Anchor and have greater resources. Anchor seeks to compete by specializing in specific market segments, developing specialty products for those markets, and maintaining relationships with consumers by providing personal service normally associated with small local businesses, together with the expertise, flexibility and diversity of products that can only be provided by a larger broker. Anchor's claims administration operations compete with independent claims administration firms and with similar operations conducted by subsidiaries of large insurance companies and insurance brokerage companies.

     Anchor believes it has several competitive advantages, including: (a) a growing market share within its current operating territory as one of the top ten insurance firms in the Northern California Bay Area; (b) proven ability to identify and close acquisitions; (c) a public equity currency; and (d) an experienced management team whose operating philosophy is committed to preserving and enhancing acquired companies' value.

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

     In addition to Anchor's leased space, PKW has a lease obligation on approximately 13,128 rentable square feet of office space in Oakland, California; BRI leases approximately 6,992 rentable square feet of office space in Scottsdale, Arizona; and Harden leases approximately 6,005 rentable square feet of office space in Los Angeles, California. PKW must pay rent of between $1.75 and $2.00 per rentable square foot per month under its lease, which expires on November 30, 1999. Under its lease, which expires on May 31, 2002, BRI must pay rent of between $0.84 and $0.90 per rentable square foot per month, plus operating expenses. Harden must pay rent in Los Angeles, California of $1.36 per rentable square foot per month under one lease, which expires on March 31, 1999 and $1.10 per rentable square foot per month under another lease, which expires on August 7, 1998.

     PKW relocated its offices in December 1994 to Anchor's office space in Concord, California and subleased its offices in Oakland. In May 1995, December 1995, and October 1997, PKW entered into subleases with respect to 82%, 10% and 8%, respectively, of PKW's prior office space in Oakland. The amounts, classified as short and long-term liabilities with respect to the PKW leases, reflect the shortfall between sublease income to be received and PKW's lease expense to be paid.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                 PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     Prior to the consummation of the merger with System, Anchor was a privately held California corporation with approximately 63 shareholders. Consequently, there was no established trading market for Anchor's common stock. As of March 13, 1998, there were approximately 4,709,727 shares of Anchor's common stock outstanding, held by approximately 2,000 shareholders of record. As of March 13, 1998, there also were warrants to purchase 714,562 shares of common stock and options to purchase 648,650 shares of common stock of Anchor outstanding. The following table sets forth historical trade information for Anchor common stock.

===================================================================================================================================

COMMON STOCK QUARTERLY TRADE HISTORY              Quarterly Volume        Quarterly High/Ask        Quarterly Low/Bid
------------------------------------------------------------------------------------------------------------------------------------

March 31, 1996                                        28,500                    $2.17                     $ .96
------------------------------------------------------------------------------------------------------------------------------------

June 30, 1996                                         21,200                     2.00                      1.21
------------------------------------------------------------------------------------------------------------------------------------

September 30, 1996                                    10,500                     1.83                      1.21
------------------------------------------------------------------------------------------------------------------------------------

December 31, 1996                                    180,500                     1.61                       .83
------------------------------------------------------------------------------------------------------------------------------------

March 31, 1997                                       104,600                     1.25                       .75
------------------------------------------------------------------------------------------------------------------------------------

June 30, 1997                                         51,000                     1.04                       .61
------------------------------------------------------------------------------------------------------------------------------------

September 30, 1997                                    46,400                      .96                       .63
------------------------------------------------------------------------------------------------------------------------------------

December 31, 1997                                     23,100                      .95                       .72
====================================================================================================================================


     Since the January 1995 merger with System, Anchor's shares of common stock have publicly traded on the OTC Bulletin Board (Symbol: APUX). At such time it meets certain minimum market capitalization requirements, Anchor intends to seek to list its shares on The Nasdaq Small-Cap Market; however, there can be no assurance as to when or whether such shares will be so listed.

     Holders of Anchor common stock are entitled to such dividends as may be declared from time to time by the Board of Directors out of legally available funds. Anchor has not paid any cash or stock dividends to date. Anchor does not expect to pay dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth certain historical information for Anchor which is based on, and should be read in conjunction with, Anchor's audited financial statements that are being filed as part of this report.

                                                            ANCHOR PACIFIC UNDERWRITERS, INC.
                                                                  Selected Financial Data
==============================================================================================================================
                                  1997                1996                 1995                1994                 1993
                          ----------------      ---------------      ---------------      ---------------      ---------------
Revenues 1/                    $10,092,532          $ 7,994,484          $ 8,761,278          $ 6,091,165           $4,767,820

Income (Loss) before
other expenses, net 1/         $  (482,377)         $  (703,696)         $  (235,999)         $    63,349           $  232,674

Loss                           $  (946,691)         $(1,405,800)         $  (867,029)         $  (650,489)          $   (1,662)

Loss Per Share 2/                   $(0.21)              $(0.37)              $(0.23)              $(0.22)              $(0.01)

Weighted Average
Shares Outstanding 2/            4,612,153            3,766,176            3,819,605            3,022,658            2,715,918

Cash Flow From
Operations (Deficit)           $    10,571          $  (786,971)         $   173,340          $  (534,364)          $  345,909

Total Assets                   $ 9,538,165          $10,511,439          $12,732,433          $13,134,383           $7,689,637

Total Long-Term
 Liabilities                   $ 1,836,132          $   922,950          $ 2,412,852          $ 1,656,269           $  514,651

Shareholders'
Equity                         $   457,242          $ 1,107,231          $ 1,563,032          $ 2,740,463           $1,889,987
==============================================================================================================================


1/  Consistent with Anchor's audited financial statements set forth elsewhere in
--
this Annual Report, both Revenues and Income   (Loss) before other expenses,
net, include interest income.

2/  Earnings (Loss) Per Share and Weighted Average Shares Outstanding have been
--
retroactively restated to reflect effects of the 10 for 1 stock split effected January 6, 1995.


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

     Since its inception, Anchor has expanded its insurance and administration service capabilities through internal growth and a series of acquisitions. Anchor expects to continue to expand its third-party administration services operation and to explore other complementary expansion opportunities.

     Historically, Anchor derived a majority of its revenues from third-party administration services. As a result of its acquisitions made during 1994 and 1996, Anchor significantly increased the percentage of its revenues derived from property and casualty insurance brokerage activities. In July 1997 and January 1998, Harden entered into significant new contracts through its marketing partners to provide third-party administration services in Los Angeles, California and Portland, Oregon. Management expects that these recent contracts will substantially increase the percentage of revenues derived from third-party administration services.

RESULTS OF OPERATIONS -- YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

GENERAL

     Anchor derives a portion of its revenues from commissions, which generally are based on a percentage of gross premiums and contingent commissions, which generally are based on underwriting profits derived over a given period of time by the insurance carrier, and fees for claims administration (including underwriting and risk analysis) services, which generally are based on a percentage of premiums collected, or on a per capita basis. Anchor does not assume any underwriting risk in connection with its business.

     Fluctuations in premiums charged by insurance companies may materially affect commission revenues. During the last nine years, the property and casualty insurance industry has experienced a "soft market" in which the underwriting capacity of insurance companies expanded, stimulating an increase in competition and a decrease in premium rates, thereby reducing related commissions and fees. In addition to the soft market for property and casualty insurance, workers' compensation reform in California has had the effect of reducing workers' compensation insurance premiums resulting in reduced commissions generated by the sale of related insurance products. Although some sources in the insurance industry have predicted future premium increases, the likelihood of rate increases in the near future remains uncertain. Anchor believes that revenues generated from anticipated future growth and continued diversification of its business will offset weaknesses in the property and casualty market and any loss of revenues that may result from workers' compensation reform.

     Anchor has taken steps to strengthen the sales management at Harden and BRI by hiring seasoned sales and marketing executives to take over marketing responsibilities. Product development and new product sales continue to be a top priority, as does geographical diversification into other states and marketing territories. Marketing for new business began in 1996 and coincided with the release of new products by Harden and BRI. Market reaction to these changes has been encouraging and the increase in new revenue is beginning to match prior periods of production. Harden and BRI have been successful in securing an alternative insurance carrier to strengthen and broaden their product offerings in the small group market, as well as facilitate geographic diversification. This new insurance carrier has negotiated a multi-year, exclusive contract with Harden and BRI which management believes will enhance sales opportunities in California and Arizona. Furthermore, Harden has entered into significant new contracts to provide third-party administration services through its marketing partners. Management anticipates that these new contracts will increase the percentage of revenues Anchor derives from third-party
administration services.   The new administration services operation in Oregon
is also expected to produce substantial revenue increases and provide a platform for marketing expansion in the northern tier of the western states (Oregon, Washington, Idaho and Nevada).

REVENUES

     TOTAL REVENUES. Total revenues for 1997 were $10,092,532, an increase of $2,098,048, or 26.2%, over 1996 revenues of $7,994,484. The increase in revenue was primarily due to the increase in fee income derived from third-party administration services at both Harden and BRI. Anchor's revenues vary from quarter to quarter as a result of the timing of policy renewals and net new/lost business production, whereas expenses are fairly uniform throughout the year.

     Commissions and fees make up substantially all of Anchor's revenues. The following table sets forth the percentages of Anchor's revenues attributable to insurance brokerage services (for which commissions are generated), and third-party administration, underwriting and risk analysis services (for which fees are generated), for the three years ended December 31, 1997, 1996 and 1995. The percentage of revenues generated from premium finance services are no longer included in the following table inasmuch as the premium finance services conducted by APPFCO were discontinued effective May 30, 1997, due to inactivity.


YEAR ENDED DECEMBER 31,                                  1997                      1996                      1995
============================================================================================================================
Insurance Brokerage Commissions                    31%                       43%                        41%
----------------------------------------------------------------------------------------------------------------------------
Third-Party Administration Fees                    69%                       57%                        59%
----------------------------------------------------------------------------------------------------------------------------
       Total                                      100%                      100%                       100%
                                                  ====                      ====                       ====
===========================================================================================================================

     Harden has recently entered into new administration contracts through its marketing partners to provide third-party administration services in Los Angeles, California and Portland, Oregon. As of result of these new contracts, management expects that the percentage of its revenues that are derived from third-party administration services will continue to increase during 1998.

     COMMISSIONS. Commissions for property and casualty insurance brokerage services are reported net of sub-broker commissions and generally are recognized as of the effective date of the insurance policy, except for commissions on installment premiums which are recognized periodically as billed. Commissions for 1997 were $3,060,309, a decrease of $310,097, or 9.2%, as compared to $3,370,406 of commissions for 1996. A net loss of business at PKW accounted for all of the decrease.

     FEES. Fees from Anchor's third-party administration (including underwriting and risk analysis) services for 1997 were $6,952,655, an increase of $2,441,975, or 54.1%, as compared to $4,510,680 in fees for 1996. This increase in fee income is the direct result of new business generated from projects associated with the new insurance carrier and new administrative contracts, as discussed above, and administrative fees generated from the release of new products.

     Fee revenues generated by Anchor in 1997 from third-party administration services consist of revenues generated by Harden and BRI. Harden's third-party administration revenues are substantially derived from: (a) an insurance product underwritten by one insurance carrier, which is A- (Excellent) rated; and (b) the administration of insurance programs underwritten by various insurance carriers for a number of self-insured employers. The insurance product, described in (a) above, accounted for approximately 49.9% of Harden's revenues (or approximately 22% of Anchor's total revenues) in 1997, and revenues related to the administration of self-insured programs, described in (b) above, accounted for approximately 42.2% of Harden's revenues (or approximately 18.6% of Anchor's total revenues) in 1997. Self-insurance is a program in which a client assumes a manageable portion of its insurance risks, usually (although not always) placing the less predictable and larger loss exposure with an excess insurance carrier. A significant portion of BRI's fee revenues generated from new clients relate to an insurance product underwritten by the same A- (Excellent) rated insurance carrier.

     The insurance company which offered the product that accounted for 65% of Harden's third-party administration revenues in 1994 informed Harden in early 1995 that as a result of changes in its business strategy, it was discontinuing
to offer such an insurance product by the 1995 year end.   Harden obtained a
binding commitment on July 20, 1995 from an A+ (Superior) rated insurance carrier to underwrite the risk and provide a replacement product as of October 1, 1995. The transition to the new carrier caused some clients to reevaluate their insurance needs. In conjunction with this transition process, existing clients were also required to satisfy the new insurance carrier's underwriting requirements. During the first quarter of 1996, one client who represented approximately 9% of Harden's 1995 revenues (or 3.7% of Anchor's consolidated revenues) was advised by the new insurance carrier that it did not meet its underwriting standards. As a result of the transition to the new insurance carrier, Harden experienced a near term loss of business accounts and revenues.

     This new insurance company, the A+ (Superior) rated insurance carrier, which provided the replacement product as of October 1, 1995, informed Harden in the third quarter of 1996, that as a result of changes in its business strategy, it too would discontinue offering such an insurance product by the end of February 1997. This product had represented 51% of Harden and BRI's revenue (or 27% of Anchor's total revenue).

     As of October 31, 1996, Harden obtained a commitment from an A- (Excellent) rated insurance carrier to underwrite the risk and provide a replacement product effective December 1, 1996. The transition to the new insurance carrier has been less disruptive for Harden and BRI's clients than the first transition because the new insurance carrier assumed all policies in California and the majority of policies in Arizona thereby avoiding the loss of accounts which Harden and BRI experienced earlier. As a result, the impact on Harden and BRI's revenue has been minimal.

     The new insurance carrier is a subsidiary of the largest HMO in Nevada. Management believes that the new insurance carrier will enable Anchor to provide the small group medical insurance market with stronger managed care components. The new insurance carrier's business strategy has been to aggressively market group health products in a multi-state distribution system through an exclusive multi-year contract with Harden and BRI in California and Arizona. The reaction of Harden and BRI distributors has been favorable.

     As of July 1, 1997 and January 1, 1998, respectively, Harden has entered into contracts through its marketing partners to provide third-party administration services in Los Angeles, California and Portland, Oregon. Management expects that these recent agreements will substantially increase the percentage of income derived from third-party administration services in 1998 and future years. In addition, the contract in Portland will allow Harden to expand its marketing and servicing territory in Oregon, Washington, Idaho and Nevada.

     INTEREST INCOME. Interest income consists of interest earned on insurance premiums and other funds held in fiduciary accounts and interest earned on investments. Interest income was $79,568, $111,656 and $145,156 in 1997, 1996 and 1995, respectively.

EXPENSES

     TOTAL EXPENSES. Total operating expenses for 1997 were $10,574,909, an increase of $1,876,729, or 21.6%, as compared to 1996 operating expenses of $8,698,180. As discussed below, the increase in total expenses resulted primarily from an increase in selling, general and administration expenses and employee compensation and benefits resulting from the expansion of third-party administration services business at both Harden and BRI.

     EMPLOYEE COMPENSATION AND BENEFITS. Employee compensation and benefits for 1997 were $6,822,508, an increase of $1,287,959, or 23.3%, as compared to 1996 employee compensation of $5,534,549. The increase related primarily to greater staffing needs required to service new third-party administration projects at both Harden and BRI.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $3,752,401, $3,163,631 and $3,048,242 in 1997, 1996 and 1995, respectively. The $588,770, or 18.6%, increase in 1997, as compared to 1996, resulted primarily from an increase in expenses as a result of the increased third-party administration services business at both Harden and BRI. General and administrative expenses include rent, travel, insurance, postage, telephone, supplies and other miscellaneous expenses.

     INTEREST EXPENSE. Interest expense was $285,049, $379,071 and $161,769 in 1997, 1996 and 1995, respectively. The decrease in interest expense in 1997, as compared to 1996, resulted from the termination of services of an investment banker and; the conversion of the $600,000 Series A Debenture and $315,000 of the Debentures and Bridge Notes into shares of Anchor's common stock (as discussed below).

     AMORTIZATION OF GOODWILL AND OTHER INTANGIBLES. Goodwill represents the excess of the cost of acquisitions over the fair value of net assets acquired. Other intangibles include covenants not to compete, customer lists and other contractual rights. Amortization of goodwill and other intangibles was $228,635, $380,832 and $409,908 in 1997, 1996 and 1995, respectively. The decrease in amortization of goodwill and other intangibles is a result of goodwill being fully amortized at Harden as of December 31, 1996.

INCOME TAXES

     Anchor's expense for income taxes was $8,470, $6,830, and $4,800 in 1997, 1996 and 1995, respectively. An analysis of Anchor's provision for income taxes is presented in Note 9 of the Notes to Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

     Anchor reported net cash flows provided by operations of $10,571 for the twelve months ended December 31, 1997, compared to net cash flows (used in) from operations of ($786,971) for the twelve months ended December 31, 1996. During 1997, Anchor met its operating and capital needs from several sources, including borrowing under its existing credit agreements and the proceeds from the 1997 Offering (as discussed below).

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

     In February 1997, Anchor offered the purchasers of said Bridge Notes an opportunity to either change the terms of the warrants underlying the Bridge Notes or to participate in the 1997 Offering (discussed below), by an exchange of the Bridge Notes. The basic terms of the two alternatives were: (a) in lieu of receiving a warrant to acquire 1,000 shares of Anchor common stock at a purchase price of $1.75 per share, for each $10,000 in principal invested, the purchaser would receive a warrant to purchase 2,000 shares of Anchor common stock at a purchase price of $1.35 per share; or (b) participate in the 1997 Offering by exchanging the Bridge Notes and receiving in return (i) interest at the rate of 10% per annum up to the date of conversion; (ii) Anchor common stock in place of the Bridge Notes at a price equal to $0.90 per share; and
(iii) a five year warrant, equal to the number of shares issued in place of the Bridge Notes, with the right to purchase Anchor's common stock at a purchase price of $0.90 per share. The purchasers representing $180,000 of said Bridge Notes chose alternative (a) above, and the remaining $45,000 chose alternative
(b) above. Subsequently, Anchor and certain holders of the 1997 Offering agreed to extend the term of such 1997 Offering. As of March 13, 1998, $140,000 of the 1997 Offering remained outstanding.

     In 1995, Anchor issued $370,000 of 10% Convertible Subordinated Debentures (the "Debentures") and $600,000 of Series A 10% Convertible Subordinated Debentures (the "Series A Debenture"). Investors holding $270,000 of the Debentures, including seven members of the Board of Directors, and $600,000 of the Series A Debenture, converted their debentures into 644,444 shares of Anchor's common stock at $1.35 per share. These conversions reduced Anchor's outstanding indebtedness by $870,000 and, in turn, increased shareholders' equity by $870,000. As of March 13, 1998, $40,000 of the Debentures had been repaid in full, and $60,000 remained outstanding under the terms of the Debentures.

     On December 17, 1996, Anchor entered into a Financial Advisory Agreement ("Agreement") with The Private Financing Group ("TPFG"), to advise and assist in planning, locating investors or funding sources, reviewing overall business needs and promotion of the internal and external business goals of Anchor. In particular, TPFG was to contact outside third party and institutional funding sources concerning possible debt or equity financing opportunities. Although Anchor had discussions with several potential investors concerning possible financings, management concluded that the financial condition of Anchor made any financing proposal too costly. Consequently, the Board of Directors determined that management should defer seeking outside financing until Anchor's financial operating results sufficiently improved to enable it to achieve a cost-effective private or public financing. The Agreement with TPFG provided for an advisory consulting fee of $15,000 per month, plus reasonable expenses, commencing December 17, 1996. Because the Board of Directors determined that management should postpone seeking outside financing, in April 1997, management exercised the cancellation provisions and terminated the Agreement with TPFG.

     During the first quarter of 1997, Anchor began raising additional funds from members of the Board of Directors and other qualified investors through a private offering of Anchor common stock along with warrants to acquire shares of Anchor common stock (the "1997 Offering"). As of March 13, 1998, Anchor had received $305,000 from said investors. Anchor utilized a substantial portion of the proceeds from the 1997 Offering to support current and future working capital needs of Anchor. The basic terms of the 1997 Offering are: (a) up to 555,000 shares of Anchor common stock available at a purchase price of $0.90 per share; (b) five year warrants to acquire one share of Anchor common stock for each share of Anchor common stock purchased at an exercise price of $0.90 per share; (c) "piggyback" registration rights for three years; and (d) anti-dilution protection for stock splits, stock dividends, recapitalizations and reorganizations. Purchasers of the 1997 Offering, as of March 13, 1998, consist of eight members of the Board of Directors and other qualified investors.

     Capital and certain acquisition related expenditures were $108,364 and $184,035 for the twelve months ended December, 1997 and 1996, respectively. The largest 1997 expenditure involved computer equipment purchased by Harden and BRI during the second quarter. During the first nine months of 1996, the R.L. Ferguson Insurance Agency ("RLF") located in Walnut Creek, California and certain property and casualty accounts maintained by Norman I. Robins ("Robins") and John R. McPherson ("McPherson") were merged into Anchor's insurance brokerage subsidiary, PKW.

     Short-term debt, current portion of long-term debt and current portion of long-term liabilities at December 31, 1997, totaling in the aggregate $1,203,216 (as compared to $2,424,508 at December 31, 1996), consisted of: (a) approximately $231,000 of future fixed payments under a consulting agreement entered into with a company affiliated with the former shareholders of BRI; (b) $351,459 representing the current portion of a $1,600,000 term loan with a regional San Francisco bank (described below); (c) $214,400 representing the current portion of obligations with regard to certain real property leased by PKW prior to its acquisition by Anchor and relocation to Anchor's executive offices; (d) $60,000 of the Debentures; (e) $180,000 of the 1997 Offering; and
(f) approximately $166,357 the for certain other current liabilities.

     On January 7, 1997, a $1,000,000 bank credit line which Anchor had maintained with a regional San Francisco bank expired. Although Anchor was within the covenants of the bank credit line on the renewal date and was current with all interest payments, the bank notified Anchor that it would no longer continue to extend the line to Anchor, under the same terms. As of September 30, 1997, Anchor successfully replaced the $1,000,000 bank credit line with a new credit facility (the "New Loan") provided by another bank. The basic terms and conditions of this New Loan are: (a) $1,600,000 term loan; (b) interest equal to the bank's prime rate plus 2.5%; (c) five year term; (d) monthly principal payments in installments of $26,666.67 (Not withstanding the foregoing, 75% of Anchor's monthly EBITDA shall be applied to principal to the extent such percentage of monthly EBITDA is required to make the scheduled payment of principal. To the extent that 75% of monthly EBITDA falls short of the required principal payment, the difference shall be added to the final payment); and (e) a five year warrant to acquire 95,000 shares of Anchor common stock at a purchase price of $1.75 per share. A portion of the $1,600,000 proceeds from the New Loan was used to pay off $975,000 outstanding under the $1,000,000 bank credit line. Another portion of the proceeds from the New Loan was used to retire and consolidate two credit facilities the bank had previously extended Anchor.

     On December 22, 1997, the bank that provided Anchor with the $1,600,000 term loan also provided Anchor with a $250,000 loan to support current working capital needs of Anchor in relations to Harden's expansion in Portland, Oregon. The basic terms of said loan were: (a) interest equal to bank's prime rate plus 2.5%; (b) 60 day term; (c) interest only payments through February 15, 1998;
(d) on February 15, 1998, the outstanding balance shall be converted to an amortizing loan and will be added to Anchor's existing New Loan (discussed above); and (e) a new loan will be drawn for the combined balances and amortized over the remaining life of the original commitment with all other terms and conditions remaining unchanged.

     As of March 9, 1998, a new term loan in the amount of $1,821,890.33 was entered into between Anchor and the bank whereby combining both the $1,600,000 term loan and the $250,000 loan (as described above). The basic terms of said loan are: (a) interest equal to bank's prime rate plus 2.5%; (b) maturity date of October 5, 2002; (c) monthly principal payments in installments of $33,125.28 beginning April 5, 1998; and (d) all other terms and conditions of the term loan dated September 30, 1997 including all amendments thereto and replacements therefor.

     At December 31, 1997, long-term liabilities and long-term debt, less the current portion discussed above, totaled $1,836,132 (as compared to $922,950 at December 31, 1996), and primarily consisted of: (a) $1,223,874 representing the long-term portion outstanding under a $1,600,000 term loan maintained by Anchor with a regional San Francisco bank and further described above; (b) approximately $87,800 representing the long-term portion of obligations with regard to certain real property leased by PKW prior to its acquisition by Anchor and relocation to Anchor's executive offices; (c) approximately $307,000 representing deferred rent with regard to certain real property currently leased by Anchor; (d) $75,000 outstanding under a $250,000 loan maintained by Anchor with a regional San Francisco bank; and (e) approximately $144,458 for certain other long-term liabilities. In May 1995, PKW entered into a sublease with respect to 82% of PKW's prior office space. The sublease expired on September 30, 1997, and was extended by the subtenant through November 30, 1999, the date on which the term of the master lease expires and requires PKW to provide a multi-year rent subsidy. In December 1995, PKW entered into a sublease with respect to an additional 10% of PKW's prior office space. The sublease expires on November 30, 1999, and requires PKW to provide a multi-year rent subsidy. In October, 1997, PKW entered into a sublease with respect to the remaining 8% of PKW's prior office space. The sublease expires on November 30, 1999, and requires PKW to provide a multi-year rent subsidy.

     Anchor has not paid cash dividends in the past and does not expect to pay cash dividends in the foreseeable future.

STRATEGY

     Anchor's strategy is to expand its third-party administration services by:
(a) continuing to develop through its marketing partners specialized affiliated business units that target selected insurance industry market segments defined by industry type, geographic location and consumer demographics; (b) creating new products and services; and (c) strengthening management, sales and marketing staff. In conjunction with this strategy, Anchor seeks to manage its affairs to achieve expansion through internal growth of its existing and new product lines. Anchor also regularly considers acquisitions and merger opportunities and other business expansion alternatives.

RECENTLY ISSUED ACCOUNTING STATEMENTS

     In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 is effective for fiscal years beginning after December 15, 1997, and establishes standards for reporting and displaying of comprehensive income and its components. SFAS No. 130 is not expected to have a material effect on Anchor's financial statements when it is adopted during 1998.

     In June 1997, the Financial Accounting Standards Board issued Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 is effective for fiscal years beginning after December 15, 1997, and establishes standards for the manner in which public business enterprises report information about operating segments in interim and annual financial statements. Under the current accounting policies, Anchor operates in one business segment. Following the guidelines of the new standard, operating segments will generally be defined according to the bases used internally for evaluating segment performance and resource allocation decisions. SFAS No. 131 will have no effect on Anchor's results of operations or balance sheets, but management is currently evaluating what, if any, additional disclosures may be required upon adoption of SFAS No. 131 during the fourth quarter of 1998.

     In February 1998, the Financial Accounting Standards Board issued Statement No. 132 "Employers' Disclosures About Pensions and Other Postretirement Benefits" ("SFAS No. 132"). SFAS No. 132 is effective for fiscal years beginning after December 15, 1997, and standardizes the disclosure requirements for pensions and other postretirement benefits. SFAS No. 132 will have no effect on Anchor's results of operations or balance sheets, but management is currently evaluating what, if any, additional disclosures may be required when SFAS No. 132 is adopted in 1998.

FORWARD-LOOKING INFORMATION

     This Annual Report on Form 10-K contains forward-looking statements within the meaning of that term under the Private Securities Litigation Reform Act of 1995 (Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). Additional written or oral forward-looking statements may be made by Anchor from time to time, in filings with the Securities and Exchange Commission or otherwise. Statements contained herein that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions referenced above. For example, discussions concerning Anchor's ability to create new products and services, and expansion of Anchor through internal growth of existing and new products and services, may involve forward-looking statements. In addition, when used in this discussion, the words, "anticipates," "expects," "intends," "plans" and variations thereof and similar expressions are intended to identify forward-looking statements.

     Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified based on current expectations. Consequently, future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements contained in this Annual Report. Statements in this Annual Report, particularly in the Notes to Financial Statements and "Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations" describe certain factors, among others, that could contribute to or cause such differences. Such forward-looking statements involve risks and uncertainties, and actual results could differ from those described herein. While the statements represent management's current judgment as to the near-term future prospects of its business, such risks and uncertainties could cause actual results to differ from the above statements. Factors which could cause actual results to differ include the following: Harden's and BRI's relationship with the new insurance carrier and marketing partners and their ability to effectively provide third-party administration services; controlling operating costs; the impact of competitive products, pricing and services; the availability of capital to finance operations and future expansion; the cyclical nature of the property and casualty and health insurance markets; and unanticipated regulatory changes.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following financial statements for Anchor appear on pages F-1 through F-21 of this report:

     Report of Independent Auditors

     Consolidated Balance Sheets as of December 31, 1997 and 1996

     Consolidated Statements of Operations for the years ended December 31, 1997, 1996 and 1995

     Consolidated Statements of Shareholders' Equity for the years ended December 31, 1997, 1996 and 1995

     Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995

     Notes to Consolidated Financial Statements

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information under the headings "Election of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" from the Registrant's Proxy Statement to be mailed in connection with the Registrant's 1998 Annual Meeting of Shareholders are hereby incorporated by reference.


ITEM 11.  EXECUTIVE COMPENSATION

     The information under the headings "Executive Compensation" and "Employment Agreement with James R. Dunathan" from the Registrant's Proxy Statement to be mailed in connection with the Registrant's 1998 Annual Meeting of Shareholders are hereby incorporated by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information under the headings "Principal Shareholders" and "Stock Ownership Table" from the Registrant's Proxy Statement to be mailed in connection with the Registrant's 1998 Annual Meeting of Shareholders are hereby incorporated by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


     The information under the heading "Certain Relationships and Related Transactions" from the Registrant's Proxy Statement to be mailed in connection with the Registrant's 1998 Annual Meeting of Shareholders is hereby incorporated by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)(1)  Financial Statements.
             --------------------

     Report of Independent Auditors

     Consolidated Balance Sheets as of December 31, 1997 and 1996

     Consolidated Statements of Operations for the years ended December 31, 1997, 1996 and 1995

     Consolidated Statements of Shareholders' Equity for the years ended December 31, 1997, 1996 and 1995

     Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995

     Notes to Consolidated Financial Statements

     (a)(2) Financial Statement Schedules.
            -----------------------------

     Other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

     (a)(3)  Exhibit Index.
             -------------

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

     4.6b Form of Offering to change the terms of the Form of Warrant to Purchase Shares of Common Stock of Anchor Pacific Underwriters, Inc., which is incorporated by reference to Exhibit 4.6a, above. Incorporated by reference to Exhibit 4.6b of Anchor's Annual Report on Form 10-K for the year ended December 31, 1996.

     4.7 Form of Subscription Agreement for the Offer and Sale of Shares of Common Stock of Anchor Pacific Underwriters, Inc. Incorporated by reference to Exhibit 4.7 of Anchor's Annual Report on Form 10-K for the year ended December 31, 1996.

     4.7a Form of Warrant to Purchase Shares of Common Stock of Anchor Pacific Underwriters, Inc. Incorporated by reference to Exhibit 4.7a of Anchor's Annual Report on Form 10-K for the year ended December 31, 1996.

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

     10.6a Employment Agreement dated August 16, 1997, between Anchor and James R. Dunathan. Incorporated by reference to Exhibit 10.6a of Anchor's Quarterly Report on Form 10Q for the quarter ended September 30, 1997.

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

     10.22 Industrial Real Estate Lease (Multi-Tenant Facility) dated September 12, 1996 between Palo Cristi Airport II, L.L.C., and BRI. (Regarding 15721 North Greenway Hayden Loop, Suite 205, Scottsdale, Arizona) Incorporated by reference to Exhibit 10.22 of Anchor's Form 10-Q for the quarter ending September 30, 1996.

     10.23 Financial Advisory Agreement dated December 17, 1996 between The Private Financing Group and Anchor Pacific Underwriters, Inc. Incorporated by reference to Exhibit 10.23 of Anchor's Annual Report on Form 10-K for the year ended December 31, 1996.

     10.24 Business Loan Agreement dated as of July 3, 1997, between Anchor and Imperial Bank, and related documents. Incorporated by reference to Exhibit 10.24 of Anchor's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

     10.25 Central Plaza Office Lease dated July 14, 1997, between Harden and Zufu Properties, Co., Ltd. (regarding 3460 Wilshire Boulevard Tower, Suite 407, Los Angeles, California). Incorporated by reference to Exhibit 10.25 of Anchor's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.

     10.25a Addendum dated July 14, 1997, to Central Plaza Office Lease dated July 14, 1997, between Harden and Zufu Properties, Co., Ltd. (regarding 3460 Wilshire Boulevard Tower, Suite 407, Los Angeles, California). Incorporated by reference to Exhibit 10.25a of Anchor's Quarterly Report on Form 10-

     10.26 Office Building Lease dated July 30, 1997, between BRI and T.W. Patterson Investors II/The T.W. Patterson Building (regarding 2014 Tulare Street, Suite 818, Fresno, California). Incorporated by reference to Exhibit 10.26 of Anchor's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.

     10.27 Business Loan Agreement dated of September 30, 1997, between Anchor and Imperial Bank, and related documents. Incorporated by reference to Exhibit 10.27 of Anchor's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.

     10.28 Business Loan Agreement dated December 22, 1997, between Anchor and Imperial Bank, and related documents.

     10.29 Central Plaza Office Lease dated January 6, 1998, between Harden and Zufu Properties, Co., Ltd. (regarding 3450 Wilshire Boulevard Tower, Suite 210, Los Angeles, California).

     10.30 Business Loan Agreement dated March 9, 1998, between Anchor and Imperial Bank, and related documents.

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

                                         ANCHOR PACIFIC UNDERWRITERS, INC.
                                         (Registrant)


Date:  March 23, 1998                    By:   /s/ James R. Dunathan
                                              -------------------------
                                              James R. Dunathan
                                              President and
                                              Chief Executive Officer
                                              (Principal Executive Officer)

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                               Title               Date
-------------------------------  --------------------  --------------
/s/ James R. Dunathan            President,            March 23, 1998
-------------------------------  Chief Executive
James R. Dunathan                Officer and Director
(Principal Executive Officer)

/s/ Earl Wiklund                 Chief Financial       March 23, 1998
----------------                 Officer, Secretary
Earl Wiklund                     and Director
(Principal Financial and
Accounting Officer)

/s/ Audie J. Dudum               Chairman,             March 23, 1998
------------------               Director
Audie J. Dudum

/s/ Steven A. Gonsalves          Director              March 23, 1998
-----------------------
Steven A. Gonsalves

/s/Lawrence A. Hayes             Director              March 23, 1998
--------------------
Lawrence A. Hayes

/s/ R. William MacCullough       Director              March 23, 1998
--------------------------
R. William MacCullough

/s/ Donald B. Putnam             Director              March 23, 1998
--------------------
Donald B. Putnam

/s/ Michael R. Sanford           Director              March 23, 1998
----------------------
Michael R. Sanford

s/ Gordon M. Silverstein         Director              March 23, 1998
------------------------
Gordon M. Silverstein

/s/ James P. Wieking             Director              March 23, 1998
--------------------
James P. Wieking

               ANCHOR PACIFIC UNDERWRITERS, INC. AND SUBSIDIARIES
              ---------------------------------------------------

                       CONSOLIDATED FINANCIAL STATEMENTS
                       ---------------------------------

                          YEAR ENDED DECEMBER 31, 1997
                          ----------------------------


REPORT OF INDEPENDENT AUDITORS.............................................  1


AUDITED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEET.................................................  2

CONSOLIDATED STATEMENT OF OPERATIONS.......................................  3

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY.............................  4

CONSOLIDATED STATEMENT OF CASH FLOWS.......................................  5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.................................  6

[LETTERHEAD OF ODENBERG, ULLAKKO, MURANISHI & CO.]


                                                                  March 18, 1998


To the Board of Directors
 and Shareholders of
  Anchor Pacific Underwriters, Inc.


                         REPORT OF INDEPENDENT AUDITORS
                         ------------------------------


  In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, shareholders' equity and cash flows present fairly, in all material respects, the financial position of Anchor Pacific Underwriters, Inc. and its subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above. The consolidated financial statements of Anchor Pacific Underwriters, Inc. and its subsidiaries for the year ended December 31, 1995 were audited by other auditors whose report dated March 18, 1996 expressed an unqualified opinion on those statements.


                /s/ Odenberg, Ullakko, Muranishi & Co.

               ANCHOR PACIFIC UNDERWRITERS, INC. AND SUBSIDIARIES
               --------------------------------------------------
                           CONSOLIDATED BALANCE SHEET
                           --------------------------

                                                                                             December 31
                                                                                   -----------------------------------
                                                                                     1 9 9 7                1 9 9 6
                                                                                   ----------             ----------
                                  A S S E T S
                                  -----------
Current assets:
  Cash and cash equivalents - corporate funds                                      $   44,384             $   151,765
  Cash and cash equivalents - brokerage fiduciary funds                             1,203,594                 977,086
  Cash and cash equivalents - third party administration fiduciary
   funds                                                                            3,058,059               3,580,793

  Accounts receivable (less allowance for doubtful accounts of
   $45,543 and $32,438 in 1997 and 1996, respectively)                              1,351,047               1,309,921

  Prepaid expenses and other current assets                                           375,475                 244,086
                                                                                   ----------             -----------
     Total current assets                                                           6,032,559               6,263,651
                                                                                   ----------             -----------

Property and equipment, less accumulated depreciation and
 amortization                                                                         620,511                 821,197
                                                                                   ----------             -----------

Other assets:
  Goodwill, net                                                                     1,803,713               1,903,729
  Intangible assets, net                                                            1,021,715               1,139,467
  Deferred compensation                                                                     -                 257,784
  Other                                                                                59,667                 125,611
                                                                                   ----------             -----------
                                                                                    2,885,095               3,426,591
                                                                                   ----------             -----------
                                                                                   $9,538,165             $10,511,439
                                                                                   ==========             ===========
                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------
Current liabilities:
  Cash and cash equivalents - third party administration fiduciary
   funds                                                                           $3,058,059              $3,580,793

  Net premiums payable - insurance companies                                        2,035,032               2,037,749
  Accounts payable                                                                    383,299                  85,599
  Accrued expenses                                                                    565,185                 352,609
  Short-term borrowings                                                                     -               1,395,000
  Current portion of long-term debt                                                   629,133                 395,555
  Current portion of long-term liabilities                                            574,083                 633,953
                                                                                   ----------              ----------
     Total current liabilities                                                      7,244,791               8,481,258
                                                                                   ----------              ----------

Long-term liabilities, net of current portion                                         506,944                 851,977
                                                                                   ----------              ----------

Long-term debt, including $240,000 in 1997 and $220,000 in 1996,
 owed to related parties, net of current portion                                    1,329,188                  70,973
                                                                                   ----------              ----------
Shareholders' equity:
     Preferred stock - $.02 par value; 2,000,000 shares authorized; none issued and outstanding
     Common stock - $.02 par value; 16,000,000 shares authorized;
      4,690,839 and 4,362,837 shares issued and outstanding at
      December 31, 1997 and 1996, respectively
                                                                                       93,817                   87,256

  Additional paid-in capital                                                        4,215,649                3,925,508
  Accumulated deficit                                                              (3,852,224)              (2,905,533)
                                                                                   ----------               ----------
                                                                                      457,242                1,107,231
                                                                                   ----------               ----------
Commitments and contingencies (Notes 1, 6, 7, 11, and 12)                          $9,538,165              $10,511,439
                                                                                   ==========              ===========

         See accompanying notes to consolidated financial statements.

               ANCHOR PACIFIC UNDERWRITERS, INC. AND SUBSIDIARIES
               --------------------------------------------------

                      CONSOLIDATED STATEMENT OF OPERATIONS
                      ------------------------------------

                                                                        Year ended December 31
                                                  -------------------------------------------------------------------
                                                              1 9 9 7                1 9 9 6                 1 9 9 5
                                                          -----------            -----------              ----------
Revenues:
  Commissions, fees and other income                      $10,012,964            $ 7,882,828              $8,616,122
  Interest income                                              79,568                111,656                 145,156
                                                          -----------            -----------              ----------
                                                           10,092,532              7,994,484               8,761,278
                                                          -----------            -----------              ----------

Operating expenses:
  Salaries, commissions and employee benefits             6,822,508              5,534,549               5,949,035

  Selling, general and administrative expenses            3,752,401              3,163,631               3,048,242
                                                          ---------            -----------              ----------
                                                          10,574,909              8,698,180               8,997,277
                                                          ---------            -----------              ----------
                                                           (482,377)              (703,696)               (235,999)
                                                          ----------            -----------             -----------

Other income (expense):
  Amortization of goodwill and intangible assets            (228,635)              (380,832)               (409,908)
  Interest                                                  (285,049)              (379,071)               (161,769)
  Other                                                       57,840                 64,629                 166,667

  Nonrecurring merger expenses                                     -                      -                (221,220)
                                                          -----------            -----------              ----------
                                                             (455,844)              (695,274)               (626,230)
                                                          -----------            -----------              ----------

Loss before income taxes                                     (938,221)            (1,398,970)               (862,229)

Provision for income taxes                                      8,470                  6,830                   4,800
                                                          -----------            -----------              ----------

Net loss                                                  $  (946,691)           $(1,405,800)             $ (867,029)
                                                          ===========            ===========              ==========

Basic and diluted loss per common share                        $(0.21)                $(0.37)                 $(0.23)
                                                          ===========            ===========              ==========

Weighted average number of common shares
 outstanding                                                4,612,153              3,766,176               3,819,605
                                                          ===========            ===========              ==========


         See accompanying notes to consolidated financial statements.

               ANCHOR PACIFIC UNDERWRITERS, INC. AND SUBSIDIARIES
               --------------------------------------------------

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                 ----------------------------------------------


                                           Common Stock                Additional
                                   -----------------------------         Paid-In          Accumulated
                                       Shares           Amount           Capital            Deficit           Total
                                   --------------    -------------    --------------    ----------------    -------------
Balance at December 31, 1994           3,923,258           $78,465        $3,294,702        $  (632,704)      $ 2,740,463

 Shares issued for warrants
  exercised                                  163                 3               486                  -               489
 Canceled stock:
    Acquisition related
     adjustment                         (248,710)           (4,974)         (305,917)                 -          (310,891)
    Fractional shares                       (210)               (4)                4                  -                 -
 Net loss                                      -                 -                 -           (867,029)         (867,029)
                                       ---------           -------        ----------        -----------       -----------
Balance at December 31, 1995           3,674,501            73,490         2,989,275         (1,499,733)        1,563,032
 Shares issued for warrants
  exercised                                   36                 1               107                  -               108
 Convertible debentures
  exchanged for stock                    644,444            12,889           857,111                  -           870,000
 Shares issued for acquisitions           43,928               879            79,120                  -            79,999
 Canceled stock -
    Fractional shares                        (72)               (3)             (105)                 -              (108)
 Net loss                                      -                 -                 -         (1,405,800)       (1,405,800)
                                       ---------           -------        ----------        -----------       -----------
Balance at December 31, 1996           4,362,837            87,256         3,925,508         (2,905,533)        1,107,231
 Stock issued for warrants
  exercised                                  567                11             1,691                  -             1,702
 Bridge notes exchanged for
  stock                                   50,000             1,000            44,000                  -            45,000

 Issuance of stock for cash              277,778             5,557           244,443                  -           250,000
 Canceled stock -
    Fractional shares                       (343)               (7)                7                  -                 -
 Net loss                                      -                 -                 -           (946,691)         (946,691)
                                       ---------           -------        ----------        -----------       -----------
Balance at December 31, 1997           4,690,839           $93,817        $4,215,649        $(3,852,224)      $   457,242
                                       =========           =======        ==========        ===========       ===========





          See accompanying notes to consolidated financial statements.

               ANCHOR PACIFIC UNDERWRITERS, INC. AND SUBSIDIARIES
               --------------------------------------------------

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      ------------------------------------

                                                                                 Year ended December 31
                                                                     -------------------------------------------------
                                                                       1 9 9 7            1 9 9 6            1 9 9 5
                                                                     ----------         -----------         ----------
Operations:
  Net loss                                                           $ (946,691)        $(1,405,800)        $ (867,029)
  Items not requiring the current use of cash:
     Depreciation and amortization                                      298,183             319,770            295,410
     Amortization of goodwill and intangible assets                     228,635             380,832            409,908
     Changes in items affecting operations:
       Cash and cash equivalents - brokerage fiduciary
       funds                                                           (226,508)            552,438           (206,152)
       Accounts receivable                                              (41,126)            (54,586)            51,292
       Prepaid expenses and other current assets                       (131,389)             51,451             87,268
       Other assets                                                      65,944             (65,589)            83,626
       Deferred compensation                                            257,784             103,560            205,560
       Net premiums payable - insurance companies                        (2,717)           (473,234)           254,670
       Accounts payable and accrued expenses                            510,276              33,407             39,712
       Other liabilities                                                 (1,820)           (229,220)          (180,925)
                                                                     ----------         -----------         ----------
Cash provided by (used in) operating activities                          10,571            (786,971)           173,340
                                                                     ----------         -----------         ----------

Investments:
  Purchases of property and equipment                                  (108,364)            (84,035)          (394,291)
  Purchases of customer lists                                                 -            (100,000)           (63,368)
                                                                     ----------         -----------         ----------
Cash used in investing activities                                      (108,364)           (184,035)          (457,659)
                                                                     ----------         -----------         ----------

Financing:
  Short-term borrowings (repayments)                                   (970,000)            220,000            325,000
  Borrowings on long-term debt                                        1,260,000             225,000          1,482,583
  Repayment of long-term debt                                          (148,207)           (204,127)          (494,997)
  Payments on long-term liabilities                                    (403,083)            (22,883)          (461,467)
  Repayment of capital lease obligations                                      -                   -            (46,610)
  Issuance of stock                                                     250,000                   -                  -
  Common stock - warrants exercised                                       1,702                   -                489
                                                                     ----------         -----------         ----------
Cash provided by (used for) financing activities                         (9,588)            217,990            804,998
                                                                     ----------         -----------         ----------

Increase (decrease) in cash and cash equivalents                       (107,381)           (753,016)           520,679
Cash and cash equivalents - corporate funds:
  Beginning of period                                                   151,765             904,781            384,102
                                                                     ----------         -----------         ----------
  End of period                                                      $   44,384         $   151,765         $  904,781
                                                                     ==========         ===========         ==========

         See accompanying notes to consolidated financial statements.

               ANCHOR PACIFIC UNDERWRITERS, INC. AND SUBSIDIARIES
               --------------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------



NOTE 1 - NATURE OF BUSINESS

ORGANIZATION

Anchor Pacific Underwriters, Inc. ("Anchor"or "Company") is a holding company that provides insurance administration and property and casualty brokerage services through its three direct and indirect subsidiaries. Administration services are provided to employer groups of varying sizes, primarily located in California and Arizona. Anchor also operates a property and casualty insurance agency which services customers located primarily in the greater San Francisco Bay Area. Anchor derived 28% of its revenue from administration services for clients underwritten by one insurance company.

The consolidated financial statements include the accounts of Anchor and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

BASIS OF PRESENTATION

The financial statements have been prepared on the going concern basis. The Company has reported a net loss during the past three years. The decrease in net loss from 1996 to 1997 relates primarily to an increase in fee income as the result of new business generated from projects associated with new insurance carriers and marketing partners within the third-party administration division and administrative fees generated from the release of new products.

On July 1, 1997, Harden & Company's ("Harden") primary insurance carrier purchased a significant volume of business from an insurance carrier in Los Angeles, California. The new insurance carrier then entered into a contract with Harden to provide third-party administration services to this business. Fees from Anchor's third-party administration services for 1997 increased 54.1% over the fees for 1996, in large part due to new business generated from the contract with the Los Angeles carrier. In addition, effective January 1, 1998, Harden assumed a significant volume of administration business from an insurance carrier in Portland, Oregon.

Management's plan to achieve profitability includes a strategy to expand its third-party administration services and property and casualty insurance businesses by: (a) continuing to develop specialized affiliated business units that target selected insurance industry market segments defined by industry type, geographic location and consumer demographics; (b) creating new products, services, and marketing partner relationships; and (c) strengthening management, sales and marketing staff. In conjunction with this strategy, Anchor seeks to manage its affairs to achieve expansion through internal growth of its existing and new product lines. Anchor also regularly considers acquisition and merger opportunities and other business expansion alternatives.

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

Costs incurred in conjunction with the merger, totaling $221,220 in 1995, were expensed. There were no merger related costs incurred in 1996 or 1997.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

The preparation of financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

REVENUE RECOGNITION

The majority of revenue from third-party administration services consists of fees charged for the administration of fully insured and self-insured group health plans. Fee income is recognized at the time employers remit monthly premiums and when services are rendered. Anchor derived 69%, 57%, and 59% of its revenues in 1997, 1996, and 1995, respectively, from its third-party administration activities.

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

In addition, Anchor receives annual contingency commissions from various property and casualty insurance carriers. The commissions are based upon the carrier's loss experience as well as the number of policies placed. Revenue from contingency commissions is recognized when received. Fee income for services other than placement of insurance coverages is recognized as those services are provided. Anchor derived 31%, 43%, and 41% of its revenues in 1997, 1996, and 1995, respectively, from its insurance brokerage activities.

EXPENSE RECOGNITION

All costs are expensed as incurred.

CASH AND CASH EQUIVALENTS

Anchor considers all highly liquid investments with a maturity of three months or less at the date of acquisition to be cash equivalents.

FIDUCIARY FUNDS AND LIABILITIES

Funds held for self-funded employers, fully insured programs and unremitted insurance premiums are held in a fiduciary capacity.

Interest earned on certain fiduciary funds is included in Anchor's earnings. Interest income on fiduciary funds amounted to $75,094, $97,591, and $138,051 in 1997, 1996, and 1995, respectively.

CONCENTRATION OF CREDIT RISK

Cash and cash equivalents are on deposit in approximately 164 separate accounts with certain accounts exceeding $100,000. The FDIC insures accounts up to $100,000 each. If several accounts are maintained for the same entity at the same bank, the FDIC applies the $100,000 limit to the combined group. The accounts are maintained in well-established regional and national commercial banks. These banks have satisfied the FDIC'S more stringent capitalization requirements, qualifying them to accept broker deposits. The banks have received high ratings from bank rating services. As a result, credit risk is deemed to be minimal.

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

Short-term borrowings: The carrying amounts on the lines of credits and other short-term borrowings approximate their fair values.

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

Impairment of goodwill and intangible assets is measured on the basis of anticipated undiscounted cash flows for each asset. Based upon the Company's analysis, no impairment of such assets was indicated for the years ended December 31, 1997, 1996, or 1995.

INCOME TAXES

Anchor and its subsidiaries file a consolidated federal income tax return and combined returns for state franchise tax purposes.

LOSS PER SHARE

In 1997, Anchor adopted Statement of Financial Accounting Standard No. 128, "Earnings Per Share." This standard requires that both basic earnings or loss per share and diluted earnings or loss per share be presented. All prior period per share amounts have been restated, following the new standard requirements. Diluted loss per share excludes the effect of convertible debt, stock options, and warrants (See Notes 7, 10 and 12), because their effect would have been antidilutive.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 is effective for fiscal years beginning after December 15, 1997 and establishes standards for reporting and displaying of comprehensive income and its components. SFAS No. 130 is not expected to have a material effect on Anchor's financial statements when the statement is adopted during 1998.

In June 1997, the Financial Accounting Standards Board Issued Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 is effective for fiscal years beginning after December 15, 1997 and establishes standards for the manner in which public business enterprises report information about operating segments in interim and annual financial statements. Under the current accounting policies, Anchor operates in one business segment. Following the guidelines of the new standard, operating segments will generally be defined according to the bases used internally for evaluating segment performance and resource allocation decisions. SFAS No. 131 will have no effect on anchor's results of operations or balance sheets, but management is currently evaluating what, if any, additional disclosures may be required upon adoption of SFAS No. 131 during the fourth quarter of 1998.

In February 1998, the Financial Accounting Standards Board issued Statement No. 132 "Employers' Disclosures About Pensions and Other Postretirement Benefits" ("SFAS No. 132"). SFAS No. 132 is effective for fiscal years beginning after December 15, 1997 and standardizes the disclosure requirements for pensions and other postretirement benefits. SFAS No. 132 will have no effect on Anchor's results of operations or balance sheets, but management is currently evaluating what, if any, additional disclosures may be required when SFAS No. 132 is adopted in 1998.

RECLASSIFICATIONS

Certain prior years' balances have been reclassified to conform with the current year presentation.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                                                           December 31
                                                                           -------------------------------------------
                                                                                   1997                   1996
                                                                           ---------------------  --------------------

     Leasehold improvements                                                           $   47,376            $   47,376
     Furniture and equipment                                                             868,769               818,800
     Office equipment                                                                    703,149               694,865
     Computer equipment                                                                  589,718               539,607
     Computer software                                                                   875,849               875,849
                                                                                      ----------            ----------
                                                                                       3,084,861             2,976,497
     Less - accumulated depreciation and amortization                                  2,464,350             2,155,300
                                                                                      ----------            ----------
                                                                                      $  620,511            $  821,197
                                                                                      ==========            ==========

The foregoing assets are pledged as security for certain indebtedness (See Note
7).

NOTE 4 - GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets consist of the following:

                                                                      December 31                     Amortization
                                                      -------------------------------------------
                                                             1997                   1996                 Period
                                                      -------------------  ----------------------  -------------------

Goodwill                                                       $3,042,924              $3,052,828     10 - 25 years
Less - accumulated amortization                                 1,239,211               1,149,099
                                                               ----------              ----------
                                                               $1,803,713              $1,903,729
                                                               ==========              ==========

Covenants not to compete                                       $  285,100              $  285,100     5 - 7  years
Customer lists                                                  2,121,730               2,121,730     5 - 13 years
                                                               ----------              ----------
                                                                2,406,830               2,406,830
Less - accumulated amortization                                 1,385,115               1,267,363
                                                               ----------              ----------
                                                               $1,021,715              $1,139,467
                                                               ==========              ==========

The foregoing assets are pledged as security for certain indebtedness (See Note
7).

NOTE 5 - SHORT-TERM BORROWINGS

In December 1997, Anchor obtained a $250,000 line of bank credit expiring in February 1998. Borrowings under the line of credit amounted to $75,000 at December 31, 1997 with annual interest at the bank's prime rate plus 2.5% (10.75% at December 31, 1997). In March 1998, borrowings under the line of credit were combined with a term loan with the bank (See Note 7). As a result, borrowings under the line of credit at December 31, 1997 were included in long-term debt.

Anchor had outstanding borrowings under two lines of bank credit totaling $1,395,000 at December 31, 1996. These borrowings were repaid or converted to a term loan in 1997 (See Note 7).

NOTE 6 - OTHER LONG-TERM LIABILITIES

Other long-term liabilities primarily consist of future contingent payments relating to contractual agreements negotiated with the previous owners of businesses acquired, deferred rent and other liabilities. The future contingent payments are generally based upon the amount of net commission income generated from the books of business acquired.

At December 31, 1997, future payments of these liabilities are as follows:

    Year
    ----
     1998                                                          $  574,083
     1999                                                             153,592
     2000                                                              99,980
     2001                                                              78,638
     2002                                                              69,038
     Thereafter                                                       105,696
                                                                   ----------
                                                                    1,081,027
     Less - current portion                                           574,083
                                                                   ----------
                                                                   $  506,944
                                                                   ==========

NOTE 7 - LONG-TERM DEBT

Long-term debt is summarized as follows:

                                                                           December 31
                                                                   ---------------------------
                                                                        1997          1996
                                                                   --------------  -----------
     Term bank loan - with interest at prime rate plus 2.5%
      (11.0% at December 31, 1997)                                $1,573,333


     Line of bank credit - with interset at prime rate plus
      2.5% (11.0% at December 31, 1997)                               75,000


     10% Subordinated bridge notes, maturing in 1998                 180,000            $225,000

     10% Convertable subordinated debentures, maturing in 1998
                                                                      60,000             100,000

     Equipment loans - with annual interest at 8.25%, maturing
      In 1998 to 2000                                                 69,988             141,528
                                                                  ----------            --------
                                                                   1,958,321             466,528
     Less - current portion                                          629,133             395,555
                                                                  ----------            --------
                                                                  $1,329,188            $ 70,973
                                                                  ==========            ========

In October 1997, Anchor obtained a $1.6 million term bank loan. The loan bears interest at the bank's prime rate plus 2.5% and is payable in monthly principal installments of $26,667 plus interest over a five-year period. The principal payments may be reduced if anchor's cash flow (as defined) is not sufficient to make the principal payments. In connection with obtaining the loan, Anchor issued to the lender a warrant to purchase 95,000 shares of its common stock at $1.75 per share until october 2002. The proceeds of the loan were used to repay existing borrowings under Anchor's lines of bank credit (See Note 5).

In December 1997, the term loan lender provided Anchor with a $250,000 line of credit which expired in February 1998. Borrowings under the line of credit amounted to $75,000 at December 31, 1997 with interest at the bank's prime rate plus 2.5%.

In early March 1998, the bank combined the outstanding balances of the term loan and line of credit into a new $1.82 million term loan. The term loan is secured by certain receivables, property and equipment, and other assets. The new loan bears interest at the bank's prime rate plus 2.5% and is payable in monthly principal installments of $33,125 plus interest through October 2002. The principal repayments may be reduced if Anchor's cash flow (as defined) is not sufficient to make the principal payments. The loan agreements with the bank contain certain restrictive covenants which, among other things, require Anchor to maintain certain levels of net worth and cash flow (as defined), and prohibits the payment of dividends.

During 1997, bridge notes totaling $45,000 were converted into 50,000 shares of Anchor's common stock at $.90 per share and the maturity dates of the remaining notes were extended to various dates in 1998.

During 1996, convertible subordinated debentures totaling $870,000 were converted into 644,444 shares of Anchor's common stock at $1.35 per share. During 1997, $40,000 of the debentures were repaid by Anchor, and the maturity dates of the remaining debentures were extended to various dates in 1998. The remaining debentures may be converted into common stock at $1.35 per share.

Scheduled principal payments due on long-term debt after December 31, 1997 are as follows:

     Year
     ----
     1998                                                    $  629,133
     1999                                                       426,821
     2000                                                       400,494
     2001                                                       397,500
     2002                                                       104,373
                                                             ----------
                                                              1,958,321
     Less - current portion                                     629,133
                                                             ----------
                                                             $1,329,188
                                                             ==========

NOTE 8 - INCOME TAXES

The provision for income taxes is as follows:

                                                                   Year ended December 31
                                                          -----------------------------------------
                                                              1997           1996          1995
                                                          -------------  ------------  ------------
     Current tax expense - state                              $8,470         $6,830        $4,800
                                                              ======         ======        ======

Deferred income taxes are provided for the temporary differences between the financial reporting and tax bases of Anchor's assets and liabilities. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Deferred tax liabilities and assets are comprised of the following:

                                                                                December 31
                                                                   -------------------------------------
                                                                          1997               1996
                                                                   ------------------  -----------------
     Deferred tax liabilities:
       Depreciation and amortization                                     $   195,862        $   210,416
       Rent                                                                        -              8,088
                                                                         -----------        -----------
                                                                             195,862            218,504
                                                                         -----------        -----------
     Deferred tax assets:
       Vacation pay                                                           94,969             67,525
       Sublease liability                                                    120,897            160,469
       Tax credits                                                            41,188             41,188
       Other                                                                  74,805             69,300
       Net operating loss carryforward                                     1,250,760            989,556
                                                                         -----------        -----------
                                                                           1,582,619          1,328,038
     Valuation allowance for deferred tax assets                          (1,386,757)        (1,109,534)
                                                                         -----------        -----------
     Net deferred tax asset                                                  195,862            218,504
                                                                         -----------        -----------
                                                                         $       -          $       -
                                                                         ===========        ===========

At December 31, 1997 and 1996, deferred tax liabilities are noncurrent. At December 31, 1997 and 1996, current deferred tax assets are $30,980 and $34,316, respectively, and noncurrent deferred tax assets are $164,902 and $184,188, respectively.

The change in the valuation allowance is comprised of the following items:

                                                                         Year ended December 31
                                                                   -----------------------------------
                                                                         1997               1996
                                                                   -----------------  ----------------
     Increase due to net operating losses                                  $286,123         $ 469,921
     Change in estimate of temporary differences for fixed and
      intangible assets, sublease liability, deferred rent,
      vacation pay and other                                                 (8,900)         (192,470)
                                                                           --------         ---------

     Net increase                                                          $277,223         $ 277,451
                                                                           ========         =========

At December 31, 1997, $130,000 of the valuation allowance related to acquisitions. When realized, the tax benefit will be accounted for as a reduction of goodwill.

A reconciliation of income tax computed at the federal statutory corporate tax rate to the provision for income taxes follows:

                                                                        Year ended December 31
                                              ------------------------------------------------------------------------
                                                        1997                     1996                     1995
                                              ------------------------------------------------------------------------
                                                  Amount     Percent       Amount     Percent       Amount     Percent
                                              ------------------------------------------------------------------------
   Income taxes at federal statutory rate       $(318,995)   (34.0)%     $(475,649)   (34.0)%     $(294,790)   (34.0)%

   Increase (decrease) in income taxes
    resulting from:
     State and local income taxes, net of
      federal tax benefit                          (56,293)     (6.0)       (83,938)     (6.0)       (51,559)     (6.0)
     Amortization of goodwill and other
      intangibles                                   78,538       8.3         79,949       5.7        100,817      11.6
     Employee benefits                              10,627       1.1          9,717       0.7         11,388       1.3
     Purchase accounting                                 -         -              -         -       (259,792)    (30.0)
     State minimum tax                               8,470       0.9          6,830       0.5          4,800       0.6
     Net operating loss                            286,123      30.6        469,921      33.6        493,936      57.1
                                              ------------------------------------------------------------------------
                                                 $   8,470       0.9%     $   6,830       0.5%     $   4,800       0.6%
                                              ========================================================================

At December 31, 1997, Anchor had federal and state net operating loss carryforwards of approximately $3,388,000 and $1,728,000, respectively. The federal and state net operating losses will begin to expire in the years ending December 31, 2003 and 1998, respectively.

At December 31, 1997, Anchor had federal general business credits of $25,104. The general business credits expire in the years ending December 31, 1997 to December 31, 2000. At December 31, 1997, Anchor had state tax credits of $16,084. The state tax credits may be carried forward indefinitely.

As discussed in Note 1, Anchor consummated a merger with System Industries, Inc., resulting in shares of Anchor being issued. Federal and state tax laws impose limitations on the use of the net operating losses and tax credits following certain changes in ownership. If such an ownership change has occurred, the limitation would reduce the amount of the benefit of the net operating losses and general business credits that would be available to offset future taxable income starting in the year of the ownership change.

NOTE 9 - RETIREMENT AND EMPLOYEE BENEFIT PLANS

Anchor has a 401(k) profit sharing plan to which eligible employees may contribute up to 15% of their salaries, or a maximum of $9,500 as deferred compensation. The plan also provides for voluntary employer contributions whereby Anchor may match 50% of the employee contribution up to a maximum of 3% of the employee's gross salary. Anchor made no contributions to the plan during the years ended December 31, 1997, 1996, and 1995.

In addition, Anchor offers active eligible employees certain life, health, vision and dental benefits. There are several plans which differ in amounts of coverage and deductibles. Anchor does not extend such benefits to retirees.

NOTE 10 - STOCK OPTION PLAN

On December 5, 1994, the Board of Directors of Anchor adopted the Anchor Pacific Underwriters, Inc. 1994 Stock Option Plan (the "1994 Plan"). The aggregate number of shares that are available for issuance pursuant to the exercise of options granted under the 1994 Plan may not exceed 700,000 shares of common stock. Options granted to members of the Board of Directors in 1995 vested immediately upon grant. Other options granted in 1995 generally vested after one year. Options granted in 1996 and 1997 generally vest over a four-year period, with 25% vesting each year, with the exception of 50,000 options granted to a member of the Board of Directors in 1997, which vested immediately upon grant. The options are priced at fair market value of the stock at the date of grant, except for shareholders of more than 10% of Anchor, in which case the options are priced at 110% of the market price at the date of grant. Options generally have a ten-year life.

Anchor applies the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") to its stock option plan. Accordingly, no compensation cost has been recognized for the plan for the years ended December 31, 1997, 1996 and 1995.

Had Anchor adopted Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), the net loss of $946,691 as reported for the year ended December 31, 1997 would compare to a pro forma net loss of $968,462, and the net loss of $1,405,800 as reported for the year ended December 31, 1996 would compare to a pro forma loss of $1,441,189. Basic and diluted loss per share of $.21 as reported for the year ended December 31, 1997 would not change on a pro forma basis; for the year ended December 31, 1996, the reported basic and diluted loss per share of $.37 would compare to a pro forma basic and diluted loss per share of $.38; and for the year ended December 31, 1995, the reported basic and diluted loss per share of $.23 would compare to a pro forma basic and diluted loss per share of $.29.

The effects of applying SFAS No. 123 in the preceding pro forma disclosure are not indicative of the effect on reported net income for future years. SFAS No. 123 does not apply to awards granted prior to 1995.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1997 and 1996, respectively: expected volatility of approximately 25% for both years, risk-free interest rates of 6.5% for both years, and expected lives of 6.3 and 5.8 years. No dividend yield was used as Anchor has not paid dividends in the past and does not anticipate paying dividends in the future. As Anchor's common stock does not have an adequate length of time of being publicly traded, a public entity with similar lines of business was used to estimate expected volatility.

A summary of the status of Anchor's stock option plan as of December 31, 1997 and 1996, and changes during the years then ended is presented below:

                                                          1997                             1996
                                            --------------------------------  -------------------------------
                                                                Weighted                          Weighted
                                                                 Average                           Average
                                                Number          Exercise           Number         Exercise
                                               of Shares          Price          of Shares          Price
                                            ---------------  ---------------  ----------------  -------------
Outstanding at beginning of year                   557,350      $1.52          505,250           $1.52
Granted                                            112,400      $ .91           62,200           $1.54
Canceled or expired                                (38,400)     $1.58          (10,100)          $1.50
                                                   -------      -----          -------           -----
Outstanding at end of year                         631,350      $1.41          557,350           $1.52
                                                   =======      =====          =======           =====

Options exercisable at year end                    541,450                     494,400

Weighted average grant-date fair value of
 options granted during the year whose
 exercise price equaled market price on
 date of grant                                                  $ .34                            $ .58

Weighted average grant-date fair value of
 options granted during the year whose
 exercise price exceeded market price on
 date of grant                                                  $ .32                            $ .59


   The following table summarizes information about stock options outstanding at December 31, 1997:

                      Options Outstanding                                        Options Exercisable
------------------------------------------------------------------         -------------------------------
     Range                        Weighted Average     Weighted                                 Weighted
      of                              Remaining         Average                                 Average
   Exercise          Number          Contractual       Exercise                  Number         Exercise
    Prices         Outstanding          Life             Price                 Exercisable       Price
---------------  ---------------  -----------------  -------------           ---------------  ------------
$  .90-$1.00          112,400           9.6 years            $.91                    50,000          $.90
$1.45-$1.65           517,950           7.6 years           $1.52                   490,950         $1.52
$2.19                   1,000           7.6 years           $2.19                       500         $2.19
------------          -------           ---------           -----                   -------         -----
$  .90-$2.19          631,350           8.0 years           $1.41                   541,450         $1.46
============          =======           =========           =====                   =======         =====

NOTE 11 - LEASES:

Anchor rents its office facilities in Concord, California under an operating lease which expires in 2004. The terms of the lease include a 12-month rent deferral and fixed rental escalation. The total rent for the lease term which reflects the 12-month deferral and the escalation is being amortized on the straight-line basis over the full term of the lease, resulting in deferred rent liability of approximately $306,923 and $286,000 at December 31, 1997 and 1996, respectively. The deferred rent liability is included in long-term liabilities in the accompanying balance sheet.

In connection with a business acquisition in October 1994, Anchor assumed the lease obligation for certain facilities in Oakland, California. Anchor has subleased the facilities to two tenants. The subleases will remain in effect until Anchor's lease obligation expires in 1999.

Anchor also leases office facilities in Southern California and Arizona. Such leases expire during the period from August 1998 through May 2002.

The consolidated statement of operations includes rent expense of $757,666, $683,591, and $623,563 reflected in selling, general and administrative expenses for the years ended December 31, 1997, 1996, and 1995, respectively.

Future minimum annual lease payments under operating leases as of December 31, 1997, exclusive of net amounts owed under the Oakland lease which are disclosed in the schedule of payments under long-term liabilities in Note 6, are as follows:

     Year
     ----
     1998                                                 $  771,590
     1999                                                    720,535
     2000                                                    787,080
     2001                                                    775,438
     2002                                                    716,664
     Thereafter                                            1,179,633
                                                          ----------
                                                          $4,950,940
                                                          ==========

NOTE 12 - COMMITMENTS AND CONTINGENCIES

Anchor is subject to certain legal proceedings and claims arising in connection with the normal course of its business. It is management's opinion that the resolution of these claims will not have a material effect on Anchor's consolidated financial position.

Anchor had warrants outstanding to purchase 714,562 shares of its common stock at prices ranging from $.90 to $3.00 per share. The warrants expire during the period from August 2001 to October 2002.

NOTE 13 - RELATED PARTY TRANSACTIONS

Anchor is contingently liable on certain bank loans made to three of its shareholders. The amounts outstanding on these loans total approximately $107,708 at December 31, 1997 and the loans mature at various dates from March 1998 to June 2002.

In 1995, 10% convertible subordinated debentures totaling $790,000 were sold to seven members of the Board of Directors and three shareholders. Total interest incurred and accrued for these debentures was $6,849 and $78,340 for the years ended December 31, 1997 and 1996, respectively. As of December 31, 1997, two Board members had not converted their debentures (which total $60,000) to equity. This liability is classified under the current portion of long-term debt. All other Board members and shareholders have converted their debentures to equity (See Note 7).

Subordinated bridge notes totaling $170,000 and $10,000 were sold in 1997 and 1996, respectively, to five members of the Board of Directors and two shareholders (See Note 7). Total interest incurred and accrued for these bridge notes was approximately $18,000 and $6,000 for the years ending December 31, 1997 and 1996, respectively. This liability is classified under the current portion of long-term debt.

NOTE 14 - CASH FLOW DISCLOSURES:

Supplemental cash flow information:
  Cash paid during the period for:
     Interest                                                        $285,049         $379,071          $161,769
                                                                     ========         ========          ========
     Income taxes                                                    $  8,526         $  6,830          $  5,600
                                                                     ========         ========          ========

Supplemental schedule of noncash investing and financing
 activities:
  Bridge notes exchanged for common stock                            $ 45,000         $  -             $  -
                                                                     ========         ========         =========
  Convertible debentures exchanged for common stock                  $  -             $870,000         $  -
                                                                     ========         ========         =========
  Increase in intangible assets and common stock related
   to purchase of customer lists                                     $  -             $176,999         $  -
                                                                     ========         ========         =========
  Decrease in goodwill and intangible assets related to
   adjustment in deferred taxes                                      $  -             $111,322         $  -
                                                                     ========         ========         =========
  Increase in goodwill related to adjustment of sublease
   liability                                                         $  -             $  -             $104,542
                                                                     ========         ========         =========
  Decrease in goodwill related to cancellation of stock
   issued for PKW merger                                             $  -             $  -             $310,890
                                                                     ========         ========         =========
  Increase in intangible assets and note payable related
   to the purchase of customer lists                                 $  -             $  -             $140,395
                                                                     ========         ========         =========