Form 10-Q
period 1998-03-31
ANCHOR PACIFIC UNDERWRITERS INC
filed 1998-05-12
CIK 317781

================================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                ----------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTER ENDED MARCH 31, 1998    COMMISSION FILE NUMBER: 0-9628
                                       OR

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

                         Common stock, $.02 par value

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

  As of March 31, 1998, the Registrant had 4,710,060 shares of common stock outstanding.

                    This document is comprised of 27 pages

================================================================================

                       ANCHOR PACIFIC UNDERWRITERS, INC.

                                      INDEX

PART I.   FINANCIAL INFORMATION
          ITEM 1.     Financial Statements:

                      Consolidated Balance Sheets, March 31, 1998 (unaudited) and
                      December 31, 1997....................................................          1

                      Consolidated Statements of Operations for the three
                      months ended March 31, 1998 and 1997 (unaudited).....................          3

                      Consolidated Statements of Shareholders' Equity for the three months ended March 31, 1998 (unaudited) and year ended
                      December 31, 1997....................................................          4

                      Consolidated Statements of Cash Flows for the three
                      months ended March 31, 1998 and 1997 (unaudited).....................          5

                      Notes to Consolidated Financial Statements...........................          6

          ITEM 2.     Management's Discussion and Analysis of Financial
                      Condition and Results of Operations..................................          8


PART II.  OTHER INFORMATION

          ITEM 1.     Legal Proceedings....................................................         14

          ITEM 2.     Changes in Securities................................................         14

          ITEM 3.     Defaults Upon Senior Securities......................................         14

          ITEM 4.     Submission of Matters to a Vote of Security Holders..................         14

          ITEM 5.     Other Information....................................................         14

          ITEM 6.     Exhibits and Reports on Form 8-K.....................................         14



PART I - FINANCIAL INFORMATION

               ANCHOR PACIFIC UNDERWRITERS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                                      March 31,               December 31,
                                                                         1998                     1997
                                                                  -------------------      -------------------
                                                                     (unaudited)
ASSETS
Current Assets:
    Cash and cash equivalents - corporate funds                    $        170,128         $           44,384
    Cash and cash equivalents - brokerage
         fiduciary funds                                                    898,675                  1,203,594
    Cash and cash equivalents - third-party
         administration fiduciary funds                                   2,949,591                  3,058,059
    Accounts receivable (less allowance for
         doubtful accounts of $45,864 and $45,543
         in 1998 and 1997, respectively)                                  1,703,659                  1,351,047
    Prepaid expenses and other current assets                               264,769                    375,475
                                                                  -------------------      -------------------
Total current assets                                                      5,986,822                  6,032,559
                                                                  -------------------      -------------------


Property and equipment, less accumulated
            depreciation and amortization                                   749,037                    620,511
                                                                  -------------------      -------------------

Other assets:
    Goodwill, net                                                         1,779,136                  1,803,713
    Intangible assets, net                                                  992,435                  1,021,715
    Other                                                                    83,899                     59,667
                                                                  -------------------      -------------------
                                                                          2,855,470                  2,885,095
                                                                  -------------------      -------------------


Total assets                                                      $       9,591,329          $       9,538,165
                                                                  -------------------      -------------------


               ANCHOR PACIFIC UNDERWRITERS, INC. AND SUBSIDIARIES

                                                                      March 31,               December 31,
                                                                         1998                     1997
                                                                  -------------------      -------------------
                                                                     (unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Cash and cash equivalents - third-party
         administration fiduciary funds                           $        2,949,591       $        3,058,059
    Net premiums payable - insurance companies                             1,960,585                2,035,032
    Accounts payable and accrued expenses                                    963,534                  948,484
    Current portion of long-term debt                                        408,752                  629,133
    Current portion of long-term liabilities                                 573,834                  574,083
                                                                  -------------------      -------------------
Total current liabilities                                                  6,856,296                7,244,791
                                                                  -------------------      -------------------


Long-term liabilities, net of current portion                                467,395                  506,944
                                                                  -------------------      -------------------


Long-term debt, including $210,000 in 1998 and
     $240,000 in 1997, owed to related parties, net
     of current portion                                                    1,741,002                1,329,188
                                                                  -------------------      -------------------


Shareholders' equity:
    Preferred stock - $.02 par value; 2,000,000 shares
             authorized; none issued and outstanding
    Common stock - $.02 par value; 16,000,000
             shares authorized; 4,710,060 and 4,690,839
             shares issued as of 3/31/98 and 12/31/97,
             respectively                                                     94,201                   93,817
    Additional paid-in capital                                             4,232,265                4,215,649
    Accumulated deficit                                                   (3,799,830)              (3,852,224)
                                                                  -------------------      -------------------
Total shareholders' equity                                                   526,636                  457,242
                                                                  -------------------      -------------------
Total liabilities and shareholders' equity                          $      9,591,329        $       9,538,165
                                                                  -------------------      -------------------


See accompanying notes.

               ANCHOR PACIFIC UNDERWRITERS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                 Three Months
                                                                                Ended March 31,
                                                                 ----------------------------------------------
                                                                        1998                       1997
                                                                    (unaudited)                (unaudited)
Revenues:
    Commissions, fees and other income                           $        4,164,999             $    2,005,254
    Interest income                                                          17,126                     21,595
                                                                 -------------------        -------------------
Total revenue                                                             4,182,125                  2,026,849
                                                                 -------------------        -------------------


Operating expenses:
    Salaries, commissions and employee benefits                           2,472,074                  1,384,807
    Selling, general and administrative expenses                          1,534,499                    755,227
                                                                 -------------------        -------------------
Total operating expenses                                                  4,006,573                  2,140,034
                                                                 -------------------        -------------------
                                                                            175,552                   (113,185)
                                                                 -------------------        -------------------

Other income (expense):
    Amortization of goodwill and intangible assets                          (53,856)                   (62,529)
    Interest                                                                (78,504)                   (51,218)
    Other                                                                    15,422                      3,346
                                                                 -------------------        -------------------
Total other income (expense)                                               (116,938)                  (110,401)
                                                                 -------------------        -------------------


Income (loss) before income taxes                                            58,614                   (223,586)

Income tax expense                                                            6,220                      4,470
                                                                 -------------------        -------------------

Net income (loss)                                                $           52,394          $        (228,056)
                                                                 -------------------        -------------------


Basic and diluted income (loss) per common share                 $              .01          $            (.05)
                                                                 -------------------        -------------------

Weighted average number of common shares
    outstanding                                                           4,710,060                  4,456,205
                                                                 -------------------        -------------------

See accompanying notes

                        ANCHOR PACIFIC UNDERWRITERS, INC.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                     Additional          Retained
                                           Common Stock                Paid-In           Earnings
                                       Shares          Amount          Capital           (Deficit)          Total
                                  ---------------- --------------- ---------------- ---------------- ------------------
Balance at December 31,
      1996                              4,362,837     $    87,256     $  3,925,508    $  (2,905,533)      $  1,107,231
   Stock issued for warrants
      exercised                               567              11            1,691                -              1,702
   Bridge notes exchanged
       for stock                           50,000           1,000           44,000                -             45,000
   Issuance of stock for cash             277,778           5,557          244,443                -            250,000
   Canceled stock -
      Fractional shares                      (343)             (7)               7                -                  -
   Net loss                                     -               -                -         (946,691)          (946,691)
                                  ---------------- --------------- ---------------- ---------------- ------------------

Balance at December 31,
      1997                              4,690,839     $    93,817     $ 4,215,649     $  (3,852,224)      $    457,242
    Stock issued for
      services                             18,888             378          16,622                 -             17,000
    Fractional shares
      adjustment                              333               6              (6)                -                  -
    Net Income                                  -               -               -            52,394             52,394
                                  ---------------- --------------- ---------------- ---------------- ------------------

Balance at March 31, 1998
   (Unaudited)                          4,710,060     $    94,201     $ 4,232,265     $  (3,799,830)      $    526,636
                                  ---------------- --------------- ---------------- ----------------- -----------------


See accompanying notes

               ANCHOR PACIFIC UNDERWRITERS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 Three Months
                                                                                Ended March 31,
                                                                  --------------------------------------------
                                                                         1998                      1997
                                                                     (unaudited)               (unaudited)
OPERATING ACTIVITIES
Net income (loss)                                                 $           52,394            $      (228,056)
Items not requiring current use of cash:
      Depreciation and amortization                                           80,366                     76,331
      Amortization of goodwill and other intangibles                          53,856                     62,529
      Stock issued for services                                               17,000                          -
Changes in items affecting operations:
      Cash and cash equivalents - brokerage
         fiduciary funds                                                     304,919                   (205,157)
      Accounts receivable                                                   (352,612)                   276,087
      Prepaid expenses and other current assets                              110,012                      7,536
      Other assets                                                           (24,232)                     2,194
      Deferred compensation                                                        -                     51,000
      Net premiums payable - insurance companies                             (74,447)                  (160,663)
      Accounts payable and accrued expenses                                   15,000                    (77,083)
                                                                    -----------------         -------------------
Cash provided by (used in) operating activities                              182,306                   (195,282)
                                                                    -----------------         -------------------

INVESTING ACTIVITIES
Notes receivable, net                                                            694                     18,591
Purchases of property and equipment                                         (208,892)                    (3,464)
                                                                    -----------------         -------------------
Cash provided by (used in) investing activities                             (208,198)                    15,127
                                                                    -----------------         -------------------


FINANCING ACTIVITIES
Issuance of stock:
    Common stock                                                                   -                    155,300
    Warrants exercised                                                             -                      1,702
Borrowings on long-term debt                                                 200,000                     35,000
Repayment on long-term debt and liabilities                                  (48,364)                  (105,867)
                                                                  -------------------        -------------------
Cash provided by financing activities                                        151,636                     86,135
                                                                  -------------------        -------------------

Net increase (loss) in cash                                                  125,744                    (94,020)
Cash and cash equivalents - corporate funds at
   beginning of period                                                        44,384                    151,765
                                                                  -------------------        -------------------
Cash and cash equivalents - corporate funds at
   end of period                                                  $          170,128         $           57,745
                                                                  -------------------        -------------------

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
   Interest                                                       $           78,504         $           51,218
                                                                  -------------------        -------------------
   Income taxes                                                   $            6,220         $            4,470
                                                                  -------------------        -------------------

See accompanying notes

               ANCHOR PACIFIC UNDERWRITERS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                 MARCH 31, 1998

NOTE 1 - BASIS OF PRESENTATION
------------------------------

                  The accompanying unaudited consolidated financial statements of Anchor Pacific Underwriters, Inc. and its subsidiaries ("Anchor") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in Anchor's Annual Report on Form 10-K for the year ended December 31, 1997.

Reclassifications
-----------------

                  Certain prior years' balances have been reclassified to conform with the current year presentation.

Recapitalization and Restatement
--------------------------------

                  On January 6, 1995, Anchor merged with System Industries, Inc. ("System"), previously a dormant, publicly traded shell corporation. As a result of the merger, Anchor became a public company. For accounting purposes, the merger has been treated as a recapitalization of Anchor with Anchor as the acquirer. Upon consummation of this merger, shareholders and certain creditors of System each received one share of Anchor common stock and one year warrant to purchase one share of Anchor common stock at a price of $3.00 for every
42.3291 shares of issued and outstanding System common stock. Warrants to purchase 194,886 shares of common stock expired January 6, 1997, and unissued warrants to purchase 195,789 shares of common stock will expire one year after their issuance.

NOTE 2 - ACQUISITIONS
---------------------

                  To date, acquisitions by Anchor have involved both relatively small acquisitions of insurance brokerage and administration accounts, as well as larger acquisitions, such as the 1995 acquisitions of the insurance brokerage company, Putnam, Knudsen & Wieking, Inc. ("PKW"), and the third-party administrators, Benefit Resources, Inc. ("BRI"). The results of operations from these acquisitions are included in Anchor's consolidated financial statements from the date of purchase. Anchor expects to continue to expand its third-party administration business. Anchor conducts its third-party administration business through its wholly-owned subsidiary, Harden & Company Insurance Services, Inc. ("Harden") and through Harden's wholly-owned subsidiary, BRI. Effective January 1, 1998, Harden, assumed a significant volume of third-party administration business from an insurance carrier in Portland, Oregon.

                  Effective March 20, 1998, Harden acquired from the same company that it had recently assumed the third-party administration business from in Portland, Oregon, all of the outstanding stock of Pacific Heritage Administrators of Nevada, Inc., to further its business of administering third-party health insurance contracts.

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

                  In February 1997, Anchor offered the purchasers of said Bridge Notes an opportunity to either change the terms of the warrants underlying the Bridge Notes or to participate in the 1997 Offering (Note 6 below), by exchanging the Bridge Notes. The basic terms of these two alternatives were: (a) in lieu of receiving a five year warrant to purchase 1,000 shares of Anchor common stock at a purchase price of $1.75 per share, for every $10,000 in principal invested, the purchaser would receive a five year warrant to purchase 2,000 shares of Anchor common stock at a purchase price of $1.35 per share; or
(b) participate in the 1997 Offering by exchanging the Bridge Notes and receiving in return (i) interest at the rate of 10% per annum up to the date of conversion; (ii) Anchor common stock in place of the Bridge Notes at a conversion price equal to $0.90 per share; and (iii) a five year warrant, equal to the number of shares issued in place of the Bridge Notes, with the right to purchase Anchor's common stock at a purchase price of $0.90 per share. Purchasers representing $180,000 of said Bridge Notes chose alternative (a) above, and the remaining $45,000 chose alternative (b) above. Certain purchasers agreed to extend the term of the Bridge Notes. As of March 31, 1998, $140,000 of the Bridge Notes remained outstanding.

NOTE 5 - 10% CONVERTIBLE SUBORDINATED DEBENTURES
------------------------------------------------

                  In 1995, Anchor issued $370,000 of 10% Convertible Subordinated Debentures (the "Debentures") and $600,000 of Series A 10% Convertible Subordinated Debenture (the "Series A Debenture"). Investors holding $270,000 of the Debentures, including seven members of the Board of Directors, and $600,000 of the Series A Debenture, converted their debentures into 644,444 shares of Anchor's common stock at $1.35 per share. These conversions reduced outstanding indebtedness by $870,000 and, in turn, increased shareholders' equity by $870,000. Certain holders agreed to extend the term of the Debentures. As of March 31, 1998, $40,000 of the Debentures had been repaid in full, and $60,000 remained outstanding.

NOTE 6 - 1997 OFFERING
----------------------

                  During 1997, Anchor raised $305,000 from eight members of the Board of Directors and other qualified investors through a private offering which consisted of shares of Anchor common stock along with warrants to acquire shares of Anchor common stock (the "1997 Offering"). Anchor utilized a substantial portion of the proceeds from the 1997 Offering to support current and future working capital needs of Anchor. The basic terms of the 1997 Offering were: (a) up to 555,000 shares of Anchor common stock available at a purchase price of $0.90 per share: (b) five year warrants to acquire one share of Anchor common stock for each share of Anchor common stock purchased at an exercise price of $0.90 per share; (c) "piggyback" registration rights for three years; and (d) anti-dilution protection for stock splits, stock dividends, recapitalizations and reorganizations.

NOTE 7 - COMMITMENTS
--------------------

         On September 30, 1997, Anchor obtained a $1,600,000 bank loan. The basic terms and conditions of this loan are: (a) monthly interest payments equal to the bank's prime rate plus 2.5%; (b) five year term; (c) monthly principal payments in installments of $26,666.67 (Not withstanding the foregoing, 75% of Anchor's monthly earnings before interest, taxes, depreciation and amortization ("EBITDA") shall be applied to principal to the extent such percentage of monthly EBITDA is required to make the scheduled payment of principal. To the extent that 75% of monthly EBITDA falls short of the required principal payment, the difference shall be added to the final payment); and (d) a five year warrant to acquire 95,000 shares of Anchor common stock at a purchase price of $1.75 per share. The proceeds of the loan were used to retire outstanding credit facilities with another bank.

         On December 22, 1997, the bank that provided Anchor with the $1,600,000 term loan also provided Anchor with a $250,000 loan to support current working capital needs of Anchor in connection with Harden's expansion in Portland, Oregon.

         As of March 9, 1998, a new term loan in the amount of $1,821,890.33 was entered into between Anchor and the bank combining both the $1,600,000 term loan and the $250,000 loan. The basic terms of this new term loan are: (a) monthly interest payments equal to bank's prime rate plus 2.5%; (b) maturity date of October 5, 2002; (c) monthly principal payments in installments of $33,125.28 beginning on April 5, 1998; and (d) all other terms and conditions of the term loan dated September 30, 1997, including all amendments thereto and replacements therefor.

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

         Since its inception, Anchor has expanded its insurance brokerage and administration service capabilities through internal growth and a series of acquisitions. Anchor expects to continue to expand its third-party administration services operation and to explore other complementary expansion opportunities.

         Historically, Anchor derived a majority of its revenues from third-party administration services. As a result of acquisitions made during 1994 and 1996, Anchor significantly increased the percentage of its revenues derived from property and casualty insurance brokerage activities. In July 1997 and January 1998, Harden entered into significant new contracts through its marketing partners to provide third-party administration services in Los Angeles, California and Portland, Oregon. These new contracts have substantially increased the percentage of revenues derived from third-party administration services.

RESULTS OF OPERATIONS -- QUARTERS ENDED MARCH 31, 1998 AND 1997

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

         Historically, inflation has impacted commission revenues by, among other things, increasing property replacement costs and workers' compensation and liability claims, thereby causing some clients to seek higher levels of insurance coverage and, in turn, pay higher premiums. During the past several years, the United States has experienced very low rates of inflation along with gradual business expansion. Consequently, inflation has had minimal impact on insurance pricing.

         At times, client uncertainty about the potential effect of health care reform, could also affect Anchor's business. Anchor believes that its expertise in two areas frequently identified in health care reform proposals (managed care and managed competition), combined with its strategy of servicing middle market clients, leave it well positioned to operate effectively in a managed care and managed competition environment. Anchor also believes that in the current political environment, the United States will experience incremental, rather than sudden comprehensive changes in health care regulations. It is not possible at this time, however, to predict the effect that any future health care reform legislation will have on Anchor's business condition or operations. Anchor is unaware of any current regulatory proposals that could have a material effect on its liquidity, capital resources or operations.

         Anchor has taken steps to strengthen the sales management at Harden and BRI by hiring seasoned sales and marketing executives to take over marketing responsibilities. Product development and new product sales continue to be a top priority, as does geographical diversification into other states and marketing territories. Harden and BRI have been successful in securing an alternative insurance carrier to strengthen and broaden their product offerings in the small group market, as well as to facilitate geographic diversification. This new insurance carrier has negotiated a multi-year, exclusive contract with Harden and BRI which management believes will enhance sales opportunities in California and Arizona. Furthermore, Harden has entered into significant new contracts to provide third-party administration services through its marketing partners. These new contracts have increased the percentage of revenues Anchor derives from third-party administration services. The new third-party administration services operation in Oregon has also substantially increased revenues and will provide a platform for expanding marketing activities in the northern tier of the western states (Oregon, Washington, Idaho and Nevada).

REVENUES

         TOTAL REVENUES. Total revenues for the first quarter of 1998, were $4,182,125, an increase of $2,155,276 or 106.3%, as compared to 1997 first quarter revenues of $2,026,849. The increase in revenue in this three month period was primarily due to the increase in fee income derived from third-party administration services at Harden which included $1,342,711 from the new business in Portland, Oregon.

         Anchor's revenues vary from quarter to quarter as a result of the timing of policy renewals and net new/lost business production, whereas expenses are fairly uniform throughout the year.

         Commissions and fees make up substantially all of Anchor's revenues. The following table sets forth the percentages of Anchor's revenues attributable to insurance brokerage services (for which commissions are generated), and third-party administration, underwriting and risk analysis services (for which fees are generated), for the three months ended March 31, 1998, 1997 and 1996.


============================================= ===================== ====================== =====================
          QUARTER ENDED MARCH 31,                     1998                  1997                   1996
--------------------------------------------- --------------------- ---------------------- ---------------------
Insurance Brokerage Commissions                          19%                 40%                    42%
--------------------------------------------- --------------------- ---------------------- ---------------------
Third-Party Administration Fees                          81%                 60%                    58%
--------------------------------------------- --------------------- ---------------------- ---------------------
         Total                                          100%                100%                   100%
--------------------------------------------- --------------------- ---------------------- ---------------------

         Harden has recently entered into new administration contracts through its marketing partners to provide third-party administration services in Los Angeles, California and Portland, Oregon. As a result of these new contracts, the percentage of its revenues that are derived from third-party administration services has substantially increased in 1998.

         COMMISSIONS. Commissions for property and casualty insurance brokerage services are reported net of sub-broker commissions and generally are recognized as of the effective date of the insurance policy, except for commissions on installment premiums which are recognized periodically as billed. Commissions for the first quarter of 1998 were $778,346, a decrease of $21,685 or 2.7%, compared to $800,031 of commissions for the same period of 1997. A net loss of commission revenue at PKW accounted for all of the decrease.

         FEES. Fees from Anchor's third-party administration (including underwriting and risk analysis) services for the first quarter of 1998, were $3,386,653, an increase of $2,181,563 or 181%, as compared to $1,205,090 in fees for the same period in 1997. This increase in fee income is largely the direct result of new business generated from projects associated with the new insurance carrier and new administrative contracts, as discussed above, and administrative fees generated from the release of new products.

         Fee revenues generated by Anchor in the first quarter of 1998 from third-party administration services consist of revenues generated by Harden and BRI. The third-party administration revenues are primarily derived from: (a) an insurance product underwritten by one insurance carrier, which is A- (Excellent); and (b) the administration of insurance programs underwritten by various insurance carriers for a number of self-insured employers. The insurance product, described in (a) above, accounted for approximately 10% of the third-party administration revenues (or approximately 8% of Anchor's total revenues) in the first quarter of 1998, and revenues related to the administration of self-insured programs, described in (b) above, accounted for substantially all of the remaining portion of revenues in the first quarter of 1998. Self-insurance is an alternative to fully insured programs in which a client assumes a manageable portion of its insurance risks, usually (although not always) placing the less predictable and larger loss exposure with an excess insurance carrier.

         As of July 1, 1997 and January 1, 1998, respectively, Harden has entered into contracts through its marketing partners to provide third-party administration services in Los Angeles, California and Portland, Oregon. Management expects that these recent agreements will continue to increase the percentage of income derived from third-party administration services in 1998 and future years. In addition, the contract in Oregon will allow Harden to expand its marketing and servicing territory in Oregon, Washington, Idaho and Nevada.

         INTEREST INCOME. Interest income consists of interest earned on insurance premiums and other funds held in fiduciary accounts and interest earned on investments. Interest income was $17,126 and $21,595 for the three months ended March 31, 1998 and 1997, respectively.

EXPENSES

         TOTAL EXPENSES. Total operating expenses for the first quarter of 1998, were $4,006,573, an increase of $1,866,539 or 87.2% as compared to operating expenses of $2,140,034 for the same period in 1997. As discussed below, the increase in total expenses resulted primarily from an increase in selling, general and administration expenses and employee compensation and benefits related to the recent expansion of the third-party administration services business at Harden.

         EMPLOYEE COMPENSATION AND BENEFITS. Employee compensation and benefits for the first quarter of 1998, were $2,472,074, an increase of $1,087,267 or 78,5% as compared to $1,384,807 for the same period in 1997. The increase related primarily to greater staffing needs required to service new third-party administration projects at Harden, including a $697,447 increase which resulted from the hiring of new employees to staff the Portland, Oregon operation.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $1,534,499 and $755,227 for the quarter ended March 31, 1998 and 1997, respectively. The $779,272 or 103.2% increase in 1998, as compared to 1997, resulted primarily from an increase in expenses associated with the increased third-party administration services business at Harden, including the new Portland, Oregon office which accounted for $265,086 of the increase. General and administrative expenses include rent, travel, insurance, postage, telephone, supplies and other miscellaneous expenses.

         INTEREST EXPENSE. Interest expense was $78,504 and $51,218, for the first quarter of 1998 and 1997, respectively. The increase in interest expense of $27,286 in the first quarter of 1998, as compared to the same period in 1997, was due to the increase in borrowings on the bank line of credit.

         AMORTIZATION OF GOODWILL AND OTHER INTANGIBLES. Goodwill represents the excess of the cost of acquisitions over the fair value of net assets acquired. Other intangibles include covenants not to compete, customer lists and other contractual rights. Amortization of goodwill and other intangibles was $53,856 and $62,529, for the first quarter of 1998 and 1997, respectively. The decrease in amortization and other intangibles is a result of intangibles at PKW becoming fully amortized.

INCOME TAXES

                  Anchor's expense for income taxes was $6,220 and $4,470 for the first quarter of 1998 and 1997, respectively. An analysis of Anchor's provision for income taxes is presented in Note 9 of the Notes to Consolidated Financial Statements in Anchor's Annual Report on Form 10-K for the year ending December 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

                  Anchor reported net cash flows provided by operations of $182,306 for the first quarter ended March 31, 1998, compared to net cash flows (used in) operations of $(195,282) for the same period in 1997. During 1997, Anchor met its operating and capital needs from various sources, including borrowing under its existing credit agreements and the use of proceeds received from the 1997 Offering. See Note 6, above.

                  During 1996, Anchor raised $225,000 from five members of the Board of Directors and other qualified investors through the issuance of Bridge Notes. As of March 31, 1998, $140,000 of the Bridge Notes remained outstanding (for further information, refer to Note 4 above).

                  In 1995, Anchor issued $370,000 of 10% Convertible Subordinated Debentures (the "Debentures") and $600,000 of Series A 10% Convertible Subordinated Debentures (the "Series A Debenture"). Investors holding $270,000 of the Debentures, including seven members of the Board of Directors, and $600,000 of the Series A Debenture, converted their debentures into 644,444 shares of Anchor's common stock at $1.35 per share. These conversions reduced Anchor's outstanding indebtedness by $870,000 and, in turn, increased shareholders' equity by $870,000. Certain holders agreed to extend the term of the Debentures. As of March 31, 1998, $40,000 of the Debentures had been repaid in full, and $60,000 remained outstanding.

                  During 1997, Anchor raised $305,000 from eight members of the Board of Directors and other qualified investors through a private offering which consisted of Anchor common stock along with warrants to acquire shares of Anchor common stock (the "1997 Offering"). Anchor utilized a substantial portion of the proceeds from the 1997 Offering to support current and future working capital needs of Anchor. The basic terms of the 1997 Offering were: (a) up to 555,000 shares of Anchor common stock available at a purchase price of $0.90 per share: (b) five year warrants to acquire one share of Anchor common stock for each share of Anchor common stock purchased at an exercise price of $0.90 per share; (c) "piggyback" registration rights for three years; and (d) anti-dilution protection for stock splits, stock dividends, recapitalizations and reorganizations.

                  Capital and certain acquisition related expenditures were $208,892 and $3,464 for the first quarter of 1998 and 1997, respectively. The larger 1998 expenditures primarily involved the acquisition of furniture, fixtures and computer equipment at the new Portland, Oregon location. During the first quarter of 1997, the largest expenditure involved computer equipment purchased by Harden.

                  Short-term debt, current portion of long-term debt and current portion of long-term liabilities at March 31, 1998, totaling in the aggregate $982,586 (as compared to $1,203,216 at December 31, 1997) consisted of: (a) approximately $180,000 of future fixed payments under a consulting agreement entered into with a company affiliated with the former shareholders of BRI; (b) $200,000 representing the current portion of obligations with regard to certain real property leased by PKW prior to its acquisition by Anchor and relocation to Anchor's executive offices; (c) $60,000 of Debentures; (d) $140,000 of the Bridge Notes; and (e) approximately $402,586 for certain other current liabilities.

                  On September 30, 1997, Anchor obtained a $1,600,000 bank loan. The basic terms and conditions of this loan are: (a) monthly interest payments equal to the bank's prime rate plus 2.5%; (b) five year term; (c) monthly principal payments in installments of $26,666.67 (Not withstanding the foregoing, 75% of Anchor's monthly EBITDA shall be applied to principal to the extent such percentage of monthly EBITDA is required to make the scheduled payment of principal. To the extent that 75% of monthly EBITDA falls short of the required principal payment, the difference shall be added to the final payment); and (d) a five year warrant to acquire 95,000 shares of Anchor common stock at a purchase price of $1.75 per share. The proceeds of the loan were used to retire outstanding credit facilities with another bank.

                  On December 22, 1997, the bank that provided Anchor with the $1,600,000 term loan also provided Anchor with a $250,000 loan to support current working capital needs of Anchor in connection with Harden's expansion in Portland, Oregon.

                  As of March 9, 1998, a new term loan in the amount of $1,821,890.33 was entered into between Anchor and the bank combining both the $1,600,000 term loan and the $250,000 loan. The basic terms of this new term loan are: (a) monthly interest payments equal to bank's prime rate plus 2.5%;
(b) maturity date of October 5, 2002; (c) monthly principal payments in installments of $33,125.28 beginning on April 5, 1998; and (d) all other terms and conditions of the term loan dated September 30, 1997 including all amendments thereto and replacements therefor.

                  At March 31, 1998, long-term liabilities and long-term debt, less the current portion discussed above, totaled $2,208,397 (as compared to $1,836,132 at December 31, 1997), and primarily consisted of: (a) $1,574,397 representing the long-term portion outstanding under a $1,821,890 term bank loan maintained and further described above; (b) approximately $50,560 representing the long-term portion of obligations with regard to certain real property leased by PKW prior to its acquisition by Anchor and relocation to Anchor's executive offices; (c) approximately $328,000 representing deferred rent with regard to certain real property currently leased by Anchor; (d) approximately $165,900 representing obligations relating to the purchase of furniture, fixtures and computer equipment at the new Portland, Oregon location; and (e) approximately $88,839 for certain other long-term liabilities. In May 1995, PKW entered into a sublease with respect to 82% of PKW's prior office space. The sublease expired on September 30, 1997, and was extended by the subtenant through November 30, 1999, the date on which the term of the master lease expires and requires PKW to provide a multi-year rent subsidy. In December 1995, PKW entered into a sublease with respect to an additional 10% of PKW's prior office space. The sublease expires on November 30, 1999, and requires PKW to provide a multi-year rent subsidy. In October, 1997, PKW entered into a sublease with respect to the remaining 8% of PKW's prior office space. The sublease expires on November 30, 1999, and requires PKW to provide a multi-year rent subsidy.

                  Anchor has not paid cash dividends in the past and does not expect to pay cash dividends in the foreseeable future.

YEAR 2000 ISSUES

                  Anchor has established a plan to achieve Year 2000 compliance in its electronic information systems. A corporate team has been created to coordinate the identification and implementation of the necessary changes required to computer systems and applications. An initial impact assessment is being completed and renovation efforts are expected to begin in the second quarter of 1998.

                  Anchor is working to complete programming efforts for the Year 2000 related projects by June 30, 1999, with final certification testing occurring in the remainder of the 1999 year. Anchor's focus is not only on its internal systems, but also upon the compliance of its key business partners, vendors, and other suppliers. Management believes that the redeployment of Anchor's resources will not adversely impact new product or software development. The total cost of Year 2000 compliance is presently estimated to not exceed $250,000 through 1999.

FORWARD-LOOKING INFORMATION

                  This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of that term under the Private Securities Litigation Reform Act of 1995 (Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934). Additional written or oral forward-looking statements may be made by Anchor from time to time, in filings with the Securities and Exchange Commission or otherwise. Statements contained herein that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions referenced above. For example, discussions concerning Anchor's ability to create new products and services, and expansion of Anchor through internal growth of existing and new products and services, may involve forward-looking statements. In addition, when used in this discussion, the words, "anticipates," "expects," "intends," "plans" and variations thereof and similar expressions are intended to identify forward-looking statements.

                  Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified based on current expectations. Consequently, future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements contained in this Quarterly Report. Statements in this Quarterly Report, particularly in the Notes to Consolidated Financial Statements and Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations describe certain factors, among others, that could contribute to or cause such differences. Such forward-looking statements involve risks and uncertainties, and actual results could differ from those described herein. While the statements represent management's current judgment as to the near-term future prospects of its business, such risks and uncertainties could cause actual results to differ from the above statements. Factors which could cause actual results to differ include the following: Harden's and BRI's relationship with the new insurance carrier and marketing partners and their ability to effectively provide third-party administration services; controlling operating costs; the impact of competitive products, pricing and services; the availability of capital to finance operations and future expansion; the cyclical nature of the property and casualty and health insurance markets; and unanticipated regulatory changes.

STRATEGY

                  Anchor's current plan is to expand its third-party administration services by: (a) continuing to develop through its marketing partners specialized affiliated business units that target selected insurance industry market segments defined by industry type, geographic location and consumer demographics; (b) creating new products and services; and (c) strengthening management, sales and marketing staff. In conjunction with this strategy, Anchor seeks to manage its affairs to achieve expansion through internal growth of its existing and new product lines. Anchor also regularly considers acquisitions and merger opportunities and other business expansion alternatives.

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

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A.  Exhibits

10.31 Stock Purchase Agreement effective March 20, 1998, between Anchor and Harden and Pacific Assurance Company (regarding Pacific Heritage Administrators of Nevada, Inc.)

10.32   Agreement dated February 26, 1998, between Russell Miller, Inc. and
        Anchor.

27.0    Financial Data Schedule

B.  Reports on Form 8-K

None

                                  SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, Anchor has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                       ANCHOR PACIFIC UNDERWRITERS, INC.

Date:     May 7, 1998                                  /s/ James R. Dunathan
          ------------------------------------         -----------------------------------------------------
                                                       James R. Dunathan
                                                       President and Chief Executive Officer

Date:     May 7, 1998                                  /s/ Earl Wiklund
          ------------------------------------         -----------------------------------------------------
                                                       Earl Wiklund
                                                       Senior Vice President and Chief Financial Officer