Form 10-Q
period 1998-06-30
ANCHOR PACIFIC UNDERWRITERS INC
filed 1998-08-13
CIK 317781

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


         FOR THE QUARTER ENDED JUNE 30, 1998      COMMISSION FILE NUMBER: 0-9628

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




              As of  June 30, 1998, the Registrant had 4,710,057
                      shares of common stock outstanding.



                    This document is comprised of 25 pages

================================================================================

                       ANCHOR PACIFIC UNDERWRITERS, INC.


                                     INDEX

PART I.        FINANCIAL INFORMATION

               ITEM 1.   Financial Statements:

                         Consolidated Balance Sheets, June 30, 1998 (unaudited) and
                         December 31, 1997...................................................      1

                         Consolidated Statements of Operations for the six months
                         and quarters ended June 30, 1998 and 1997
                         (unaudited).........................................................      3

                         Consolidated Statements of Shareholders' Equity for the six
                         months ended June 30, 1998 (unaudited) and year ended December
                         31, 1997............................................................      4

                         Consolidated Statements of Cash Flows for the six months
                         ended June 30, 1998 and 1997
                         (unaudited).........................................................      5

                         Notes to Consolidated Financial Statements..........................      6

              ITEM 2.    Management's Discussion and Analysis of Financial
                         Condition and Results of Operations.................................      8

PART II.      OTHER INFORMATION

              ITEM 1.    Legal Proceedings...................................................     15

              ITEM 2.    Changes in Securities...............................................     15

              ITEM 3.    Defaults Upon Senior Securities.....................................     15

              ITEM 4.    Submission of Matters to a Vote of Security Holders.................     15

              ITEM 5.    Other Information...................................................     16

              ITEM 6.    Exhibits and Reports on Form 8-K....................................     16

PART I - FINANCIAL INFORMATION


              ANCHOR PACIFIC UNDERWRITERS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                       June 30,               December 31,
                                                                         1998                     1997
                                                                  -------------------      -------------------
                                                                     (unaudited)
Assets
Current Assets:
    Cash and cash equivalents - corporate funds                    $         235,298         $         44,384
    Cash and cash equivalents - brokerage
         fiduciary funds                                                     898,842                1,203,594
    Cash and cash equivalents - third-party
         administration fiduciary funds                                    2,697,166                3,058,059
    Accounts receivable (less allowance for
         doubtful accounts of $46,273 and $45,543
            in 1998 and 1997, respectively)                                1,559,512                1,351,047
    Prepaid expenses and other current assets                                224,042                  375,475
                                                                  -------------------      -------------------
Total current assets                                                       5,614,860                6,032,559
                                                                  -------------------      -------------------


Property and equipment, less accumulated
            depreciation and amortization                                    685,522                  620,511
                                                                  -------------------      -------------------

Other assets:
    Goodwill, net                                                          1,754,559                1,803,713
    Intangible assets, net                                                   961,996                1,021,715
    Other                                                                    137,683                   59,667
                                                                  -------------------      -------------------
                                                                           2,854,238                2,885,095
                                                                  -------------------      -------------------


Total assets                                                       $       9,154,620         $      9,538,165
                                                                  ===================      ===================

              ANCHOR PACIFIC UNDERWRITERS, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                                                       June 30,               December 31,
                                                                         1998                     1997
                                                                  -------------------      -------------------
                                                                     (unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Cash and cash equivalents - third-party
         administration fiduciary funds                           $        2,697,166        $       3,058,059
    Net premiums payable - insurance companies                             2,012,888                2,035,032
    Accounts payable and accrued expenses                                    844,755                  948,484
    Current portion of long-term debt                                        579,705                  629,133
    Current portion of long-term liabilities                                 389,868                  574,083
                                                                  -------------------      -------------------
Total current liabilities                                                  6,524,382                7,244,791
                                                                  -------------------      -------------------


Long-term liabilities, net of current portion                                453,919                  506,944
                                                                  -------------------      -------------------


Long-term debt, including $210,000 in 1998 and
     $240,000 in 1997, owed to related parties, net
     of current portion                                                    1,573,567                1,329,188
                                                                  -------------------      -------------------



Shareholders' equity:
    Preferred stock - $.02 par value; 2,000,000 shares
             authorized; none issued and outstanding
    Common stock  - $.02 par value; 16,000,000
         shares authorized; 4,710,057 and 4,690,839
         shares issued as of 6/30/98 and 12/31/97,
         respectively                                                         94,201                   93,817
    Additional paid-in capital                                             4,232,265                4,215,649
    Accumulated deficit                                                   (3,723,714)              (3,852,224)
                                                                  -------------------      -------------------
Total shareholders' equity                                                   602,752                  457,242
                                                                  -------------------      -------------------
Total liabilities and shareholders' equity                                 9,154,620        $       9,538,165
                                                                  ===================      ===================

See accompanying notes.

              ANCHOR PACIFIC UNDERWRITERS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                        Six Months                                 Quarters
                                                      Ended June 30,                            Ended June 30,
                                            ------------------------------------      ------------------------------------
                                                 1998                 1997                 1998                 1997

Revenues:
  Commissions, fees and other income           $  8,115,317        $  4,021,975         $  3,950,318         $  2,016,721
  Interest Income                                    34,774              42,135               17,648               20,540
                                            ----------------     ---------------      ---------------      ---------------
Total revenue                                     8,150,091           4,064,110            3,967,966            2,037,261

Operating expenses:
  Salaries, commissions and employee
    benefits                                      5,097,123           2,796,297            2,480,155            1,411,490
  Selling, general and administrative
    expenses                                      2,708,993           1,569,759            1,319,388              814,533
                                            ----------------     ---------------      ---------------      ---------------
Total operating expenses                          7,806,116           4,366,056            3,799,543            2,226,023
                                            ----------------     ---------------      ---------------      ---------------
                                                    343,975            (301,946)             168,423             (188,762)

Other income (expense):
  Amortization of goodwill &
    intangible assets                              (107,636)           (119,296)             (53,780)             (56,768)
  Interest                                         (141,045)            (99,329)             (62,541)             (48,111)
  Other                                              39,436              15,303               24,014               11,959
                                            ----------------     ---------------      ---------------      ---------------

Total other income (expense)                       (209,245)           (203,322)             (92,307)             (92,920)
                                            -----------------    ----------------     ----------------     ----------------

Income (loss) before income taxes                   134,730            (505,268)              76,116             (281,682)

Income tax expense                                    6,220               4,470                    -                    -
                                            ----------------     ---------------      ---------------      ---------------

Net income (loss)                              $    128,510        $   (509,738)        $     76,116         $   (281,682)
                                            ================     ================     ===============      ================

Basic and diluted income (loss)
  per common share                             $       0.03        $      (0.11)        $       0.02         $      (0.06)
                                            ================     ================     ===============      ================

Weighted average number of
  common shares outstanding                       4,710,057           4,530,649            4,710,057            4,605,092
                                            ================     ================     ===============      ================


See accompanying notes

                       ANCHOR PACIFIC UNDERWRITERS, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                     Additional
                                           Common Stock                Paid-In      Accumulated
                                       Shares          Amount          Capital           Deficit            Total
                                  ---------------- --------------- ---------------- ---------------- ------------------
Balance at December 31,
      1996                              4,362,837  $       87,256  $     3,925,508     $ (2,905,533)      $  1,107,231
   Stock issued for warrants
      exercised                               567              11            1,691                -              1,702
   Bridge notes exchanged
       for stock                           50,000           1,000           44,000                -             45,000
   Issuance of stock for                  277,778           5,557          244,443                -            250,000
       cash
   Canceled stock:
      Fractional shares                      (343)             (7)               7                -                  -
   Net loss                                     -               -                -         (946,691)          (946,691)
                                  ---------------- --------------- ---------------- ----------------- ------------------

Balance at December 31,
      1997                              4,690,839  $       93,817  $     4,215,649     $ (3,852,224)      $    457,242
   Stock issued for services               18,888             378           16,622                -             17,000
      Fractional shares
       adjustment                             333               6               (6)               -                  -
   Canceled stock:
      Fractional shares                        (3)              -                -                -                  -
   Net income                                   -               -                -          128,510            128,510
                                  ---------------- --------------- ---------------- ---------------- ------------------

Balance at June 30, 1998
   (Unaudited)                          4,710,057  $       94,201  $     4,232,265     $ (3,723,714)      $    602,752
                                  ================ =============== ================ ================= ==================

See accompanying notes

              ANCHOR PACIFIC UNDERWRITERS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                  Six Months
                                                                                Ended June 30,
                                                                  --------------------------------------------
                                                                          1998                      1997
OPERATING ACTIVITIES
Net income (loss)                                                   $        128,510           $     (509,738)
Items not requiring current use of cash:
      Depreciation and amortization                                          161,554                  151,597
      Amortization of goodwill and other intangibles                         118,776                  119,296
      Stock issued for services                                                    -                        -
Changes in items affecting operations:
      Cash and cash equivalents - brokerage
         fiduciary funds                                                     304,752                 (298,224)
      Accounts receivable                                                   (208,465)                 122,547
      Prepaid expenses and other current assets                              183,819                   (9,749)
      Other assets                                                           (24,232)                 (19,146)
      Deferred compensation                                                  (53,784)                  51,000
      Net premiums payable - insurance companies                             (22,144)                 132,694
      Accounts payable and accrued expenses                                 (103,729)                   87,773
                                                                    -----------------       -------------------
Cash provided by (used in) operating activities                              485,057                 (171,950)
                                                                    -----------------       -------------------

INVESTING ACTIVITIES
Notes receivable, net                                                        (32,386)                  (9,466)
Purchases of property and equipment                                         (226,565)                  (4,648)
Purchases of customer list                                                    (9,904)                       -
                                                                    -----------------       -------------------
Cash provided by (used in) investing activities                             (268,855)                 (14,114)
                                                                    -----------------       -------------------

FINANCING ACTIVITIES
Issuance of stock:
    Common stock                                                              15,298                   240,.001
    Warrants exercised                                                         1,702                          -
Borrowings on long-term debt                                                       -                     35,000
Repayment on long-term debt and liabilities                                  (42,288)                  (211,903)
                                                                    -----------------       -------------------
Cash provided by (used in) financing activities                              (25,288)                    63,098
                                                                    -----------------       -------------------

Net increase (loss) in cash                                                  190,914                   (122,966)
Cash and cash equivalents - corporate funds at
   beginning of period                                                        44,384                    151,765
                                                                    -----------------       -------------------
Cash and cash equivalents - corporate funds at
   end of period                                                    $        235,298           $         28,799
                                                                    =================       ===================

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
   Interest                                                         $        141,045           $         99,329
                                                                    =================       ===================

   Income taxes                                                     $          6,220           $          8,526
                                                                    =================       ===================

See accompanying notes

               ANCHOR PACIFIC UNDERWRITERS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

                                  JUNE 30, 1998

NOTE 1 - BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements of Anchor Pacific Underwriters, Inc. and its subsidiaries ("Anchor") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the six period ended June 30, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in Anchor's Annual Report on Form 10-K for the year ended December 31, 1997.

Reclassifications

         Certain prior years' balances have been reclassified to conform with the current year presentation.

Recapitalization and Restatement

         On January 6, 1995, Anchor merged with System Industries, Inc. ("System"), previously a dormant, publicly traded shell corporation. As a result of the merger, Anchor became a public company. For accounting purposes, the merger has been treated as a recapitalization of Anchor with Anchor as the acquirer. Upon consummation of this merger, shareholders of System received 5% of Anchor's then outstanding stock (195,789 shares) which amounted to one share of Anchor common stock along with a warrant to purchase one share of Anchor common stock at a price of $3.00 for every 42.3291 shares of issued and outstanding System common stock. On January 6, 1997, 194,886 of these warrants expired. In addition, certain creditors of System were to receive 5% of Anchor's common stock (195,789 shares) and one warrant to purchase shares of common stock. These shares of common stock and warrants remain reserved for issuance to certain creditors of System pending a final determination by the System Bankruptcy Creditor Committee. These unissued warrants will expire one year after their issuance.

NOTE 2 - ACQUISITIONS

         Acquisitions by Anchor have involved both relatively small acquisitions of insurance brokerage and administration accounts, as well as larger acquisitions, such as the 1995 acquisitions of the insurance brokerage company, Putnam, Knudsen & Wieking, Inc. ("PKW"), and the third-party administrators, Harden & Company of Arizona ("Harden-AZ"), formerly Benefit Resources, Inc. ("BRI"). The results of operations from these acquisitions are included in Anchor's consolidated financial statements from the date of purchase.

         Anchor conducts its third-party administration business through its wholly-owned subsidiary, Harden & Company Insurance Services, Inc. ("Harden-CA") and through Harden-CA's wholly-owned subsidiary, Harden-AZ. On January 1, 1998, Harden-CA, assumed a significant volume of third-party administration business, Pacific Heritage Administrators ("PHA"), from an insurance carrier in Portland, Oregon. Effective March 20, 1998, Harden-CA acquired all of the outstanding stock of Pacific Heritage Administrators of Nevada, Inc. ("PHA-NV") to further its business of administering third-party health insurance contracts. Anchor expects to continue to expand its third-party administration business.

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

         In February 1997, Anchor offered the purchasers of said Bridge Notes an opportunity to either change the terms of the warrants underlying the Bridge Notes or to participate in the 1997 Offering (Note 6 below), by exchanging the Bridge Notes. The basic terms of these two alternatives were: (a) in lieu of receiving a five year warrant to purchase 1,000 shares of Anchor common stock at a purchase price of $1.75 per share, for every $10,000 in principal invested, the purchaser would receive a five year warrant to purchase 2,000 shares of Anchor common stock at a purchase price of $1.35 per share; or (b) be allowed to participate in the 1997 Offering by exchanging the Bridge Notes and receiving in return (i) interest at the rate of 10% per annum up to the date of conversion;
(ii) Anchor common stock in place of the Bridge Notes at a conversion price equal to $0.90 per share; and (iii) a five year warrant, equal to the number of shares issued in place of the Bridge Notes, with the right to purchase Anchor's common stock at a purchase price of $0.90 per share. Purchasers representing $180,000 of said Bridge Notes chose alternative (a) above, and the remaining $45,000 chose alternative (b) above. Certain purchasers agreed to extend the term of the Bridge Notes. As of June 30, 1998, $140,000 of the Bridge Notes remained outstanding.

NOTE 5 - 10% CONVERTIBLE SUBORDINATED DEBENTURES

         In 1995, Anchor issued $370,000 of 10% Convertible Subordinated Debentures (the "Debentures") and $600,000 of Series A 10% Convertible Subordinated Debenture (the "Series A Debenture"). Investors holding $270,000 of the Debentures, including seven members of the Board of Directors, and the owner of the $600,000 Series A Debenture, converted their debentures into 644,444 shares of Anchor's common stock at $1.35 per share. These conversions reduced outstanding indebtedness by $870,000 and, in turn, increased shareholders' equity by $870,000. Certain holders agreed to extend the term of the Debentures. As of June 30, 1998, $40,000 of the Debentures had been repaid in full, and $60,000 remained outstanding.

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

NOTE 7 - COMMITMENTS

         On September 30, 1997, Anchor obtained a $1,600,000 bank loan. The basic terms and conditions of this loan are: (a) monthly interest payments equal to the bank's prime rate, plus 2.5%; (b) five year term; (c) monthly principal payments in installments of $26,666.67 (Not withstanding the foregoing, 75% of Anchor's monthly earnings before interest, taxes, depreciation and amortization ("EBITDA") shall be applied to principal to the extent such percentage of monthly EBITDA is required to make the scheduled payment of principal. To the extent that 75% of monthly EBITDA falls short of the required principal payment, the difference shall be added to the final payment); and (d) a five year warrant to acquire 95,000 shares of Anchor common stock at a purchase price of $1.75 per share. The proceeds of the loan were used to retire outstanding credit facilities with another bank.

         On December 22, 1997, the bank that provided Anchor with the $1,600,000 term loan also provided Anchor with a $250,000 loan to support current working capital needs of Anchor in connection with Harden's expansion in Portland, Oregon.

         As of March 9, 1998, a new term loan in the amount of $1,821,890.33 was entered into between Anchor and the bank combining both the $1,600,000 term loan and the $250,000 loan. The basic terms of this new term loan were: (a) monthly interest payments equal to bank's prime rate, plus 2.5%; (b) a maturity date of October 5, 2002; and (c) monthly principal payments in installments of $33,125.28 beginning on April 5, 1998. All other terms and conditions contained in the term loan dated September 30, 1997, including all amendments thereto and replacements therefor, remained in place.

         On June 2, 1998, a new term loan in the amount of $1,741,841.30 was entered into between Anchor and the bank which replaced the $1,821,890.33 term loan. The basic terms of this new term loan are: (a) monthly interest payments equal to bank's prime rate, plus 2.5%; (b) a maturity date of October 5, 1002;
(c) monthly principal payments in installments of $16,500.00 beginning on June 5, 1998; and (d) deletion of the provision which required 75% of Anchor's monthly EBITDA to be applied to principal to the extent such percentage of monthly EBITDA was required to make the scheduled payment of principal. All other terms and conditions contained in the term loan dated September 30, 1997, including all amendments thereto and replacements therefor, remain operative.

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

         In conjunction with a new marketing strategy, Anchor has recently reorganized the company's third-party administration services division. The "Harden Group" has been established as the consolidated name for management, organizational structure and marketing of third-party administration services. Under the Harden Group identify, the current third-party administration operations of Anchor will continue to function as before in their respective territories. Currently, the Harden Group includes four third-party administration operations providing services to clients through the Western States from six offices located in Concord, Los Angeles and Fresno, CA; Scottsdale, AZ; Portland, OR; and Las Vegas, NV. Another marketing office is scheduled to be opened in Reno, NV later this year.

         The Harden Group includes, Harden & Company Insurance Services, Inc. ("Harden-CA"); Harden & Company of Arizona ("Harden-AZ"); Pacific Heritage Administrators ("PHA"); and Pacific Heritage Administrators, Inc. of Nevada ("PHA-NV").

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 1998 AND 1997

GENERAL

         Anchor derives its revenues from commissions and fees for claims administration (including underwriting and risk analysis) services. Commissions generally are based on a percentage of gross premiums and contingent commissions, which, in turn, generally are based on underwriting profits derived over a given period of time by the insurance carrier. Claims administration fees generally are based on a percentage of premiums collected, or on a per capita basis. Anchor does not assume any underwriting risk in connection with its business.

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

         Anchor has taken steps to strengthen the sales management at the Harden Group by hiring seasoned sales and marketing executives to take over marketing responsibilities. Product development and new product sales continue to be a top priority, as does geographical diversification into other states and marketing territories. The Harden Group has been successful in securing an alternative insurance carrier to strengthen and broaden their product offerings in the small group market, as well as to facilitate geographic diversification. This new insurance carrier has negotiated a multi-year, exclusive contract with the Harden Group which management believes will enhance sales opportunities in California and Arizona. Furthermore, the Harden Group has entered into significant new contracts to provide third-party administration services through its marketing partners. These new contracts have increased the percentage of revenues Anchor derives from third-party administration services. The new third-party administration services operation, PHA, in Oregon has also substantially added to the increase in revenues and is expected to provide a platform for expanding marketing activities in the northern tier of the western states (Oregon, Washington, Idaho and Nevada).

REVENUES

         TOTAL REVENUES. Total revenues for the six months ended June 30, 1998, were $8,150,091, an increase of $4,085,981 or 100%, as compared to $4,064,110 in revenues for the same period in 1997. The increase in revenue in this six month period was primarily due to the increase in fee income derived from third-party administration services at Harden-CA, which included $2,708,978 from PHA, in Portland, Oregon.

         Anchor's revenues vary from quarter to quarter as a result of the timing of policy renewals and net new/lost business production, whereas expenses are fairly uniform throughout the year.

         Commissions and fees make up substantially all of Anchor's revenues. The following table sets forth the percentages of Anchor's revenues attributable to insurance brokerage services (for which commissions are generated), and third-party administration, underwriting and risk analysis services (for which fees are generated), for the six months ended June 30, 1998, 1997 and 1996.

================================================================================================================
         SIX MONTHS ENDED JUNE 30,                    1998                  1997                   1996
----------------------------------------------------------------------------------------------------------------
Insurance Brokerage Commissions                          20%                 41%                    43%
----------------------------------------------------------------------------------------------------------------
Third-Party Administration Fees                          80%                 59%                    57%
----------------------------------------------------------------------------------------------------------------
         Total                                          100%                100%                   100%
================================================================================================================

         As of July 1, 1997 and January 1, l998, the Harden Group entered into new administration contracts through its marketing partners to provide third-party administration services in Los Angeles, California and Portland, Oregon. As a result of these contracts, the percentage of its revenues that are derived from third-party administration services has substantially increased.

         COMMISSIONS. Commissions for property and casualty insurance brokerage services are reported net of sub-broker commissions and generally are recognized as of the effective date of the insurance policy, except for commissions on installment premiums which are recognized periodically as billed. Commissions for the first six months of 1998 were $1,588,704, a decrease of $38,851 or 2.4%, compared to $1,627,555 of commissions for the same period of 1997. A net loss of commission revenue at PKW accounted for all of the decrease.

         FEES. Fees from the Harden Group, Anchor's third-party administration services division (including underwriting and risk analysis), for the first six months of 1998 were $6,526,613 an increase of $4,132,283 or 172.6%, as compared to $2,394,330 in fees for the same period in 1997. This increase in fee income is largely the direct result of new business generated from projects associated with the new insurance carrier and new administrative contracts, as discussed above, and administrative fees generated from the release of new products.

         Fee revenues reported by Anchor in the first six months of 1998 from third-party administration services consist of revenues generated by the Harden Group. The third-party administration revenues are primarily derived from: (a) an insurance product underwritten by one insurance carrier, which is A- (Excellent); and (b) the administration of insurance programs underwritten by various insurance carriers for a number of self-insured employers. The insurance product, described in (a) above, accounted for approximately 13% of the third-party administration revenues (or approximately 8.5% of Anchor's total revenues) in the first six months of 1998, and revenues related to the administration of self-insured programs, described in (b) above, accounted for substantially all of the remaining portion of revenues in the first six months of 1998. Self-insurance is an alternative to fully insured programs in which a client assumes a manageable portion of its insurance risks, usually (although not always) placing the less predictable and larger loss exposure with an excess insurance carrier.

         As of July 1, 1997 and January 1, 1998, respectively, the Harden Group has entered into contracts through its marketing partners to provide third-party administration services in Los Angeles, California and Portland, Oregon. Management expects that these recent agreements will continue to increase the percentage of income derived from third-party administration services in 1998 and future years. In addition, the contract in Oregon will allow the Harden Group to expand its marketing and servicing territory in Oregon, Washington, Idaho and Nevada.

         INTEREST INCOME. Interest income consists of interest earned on insurance premiums and other funds held in fiduciary accounts and interest earned on investments. Interest income was $34,774 and $42,135 for the six months ended June 30, 1998 and 1997, respectively.

EXPENSES

         TOTAL EXPENSES. Total operating expenses for the first six months of 1998, were $7,806,116, an increase of $3,440,060 or 78.8% as compared to operating expenses of $4,366,056 for the same period in 1997. As discussed below, the increase in total expenses resulted primarily from an increase in selling, general and administration expenses and employee compensation and benefits related to the recent expansion of the third-party administration services business at the Harden Group.

         EMPLOYEE COMPENSATION AND BENEFITS. Employee compensation and benefits for the first six months of 1998, were $5,097,123, an increase of $2,300,826 or 82.3% as compared to $2,796,297 for the same period in 1997. The increase related primarily to greater staffing needs required to service new third-party administration projects at Harden-CA, including a $1,365,489 increase which resulted from the hiring of new employees to staff the PHA operation.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $2,708,993 and $1,569,759 for the six months ended June 30, 1998 and 1997, respectively. The $1,139,234 or 72.5% increase in 1998, as compared to 1997, resulted primarily from an increase in expenses associated with the increased third-party administration services business at Harden-CA, including PHA which accounted for $874,222 of the increase. General and administrative expenses include rent, travel, insurance, postage, telephone, supplies and other miscellaneous expenses.

         INTEREST EXPENSE. Interest expense was $141,045 and $99,329, for the first six months of 1998 and 1997, respectively. The increase in interest expense of $41,716 in the first six months of 1998, as compared to the same period in 1997, was due to the increase in borrowings on the bank line of credit.

         AMORTIZATION OF GOODWILL AND OTHER INTANGIBLES. Goodwill represents the excess of the cost of acquisitions over the fair value of net assets acquired. Other intangibles include covenants not to compete, customer lists and other contractual rights. Amortization of goodwill and other intangibles was $107,636 and $119,296, for the first six months of 1998 and 1997, respectively. The decrease in amortization and other intangibles is a result of intangibles at PKW becoming fully amortized.

INCOME TAXES

         Anchor's expense for income taxes was $6,220 and $4,470 for the first six months of 1998 and 1997, respectively. An analysis of Anchor's provision for income taxes is presented in Note 9 of the Notes to Consolidated Financial Statements in Anchor's Annual Report on Form 10-K for the year ending December 31, 1997.

RESULTS OF OPERATIONS -- QUARTERS ENDED JUNE 30, 1998 AND 1997

REVENUES

         TOTAL REVENUES. Total revenues for the second quarter of 1998, were $3,967,966, an increase of $1,930,705 or 94.8%, as compared to 1997 second quarter revenues of $2,037,261. The increase in revenue in this three month period was primarily due to the increase in fee income derived from third-party administration services at Harden-CA which included $1,366,267 from the new business at PHA.

         COMMISSIONS. Commissions for the second quarter of 1998 were $810,358, a decrease of $17,166 or 2%, compared to $827,524 of commissions for the same period of 1997. A net loss of commission revenue at PKW accounted for all of the decrease.

         FEES. Fees from the Harden Group, Anchor's third-party administration services division (including underwriting and risk analysis), for the second quarter of 1998, were $3,139,960, an increase of $1,950,720 or 164%, as compared to $1,189,240 in fees for the same period in 1997. This increase in fee income is largely the direct result of new business generated from projects associated with the new insurance carrier and new administrative contracts, as discussed above, and administrative fees generated from the release of new products.

         INTEREST INCOME. Interest income was $17,648 and $20,540 for the quarters ended June 30, 1998 and 1997, respectively.

EXPENSES

         TOTAL EXPENSES. Total operating expenses for the second quarter of 1998, were $3,799,543, an increase of $1,573,520 or 70.7% as compared to operating expenses of $2,226,023 for the same period in 1997. As discussed below, the increase in total expenses resulted primarily from an increase in selling, general and administration expenses and employee compensation and benefits related to the recent expansion of the third-party administration services business at the Harden Group.

         EMPLOYEE COMPENSATION AND BENEFITS. Employee compensation and benefits for the second quarter of 1998, were $2,480,155, an increase of $1,068,665 or 75.7% as compared to $1,411,490 for the same period in 1997. The increase related primarily to greater staffing needs required to service new third-party administration projects at Harden-CA, including a $668,042 increase which resulted from the hiring of new employees to staff PHA.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $1,319,388 and $814,533 for the quarters ended June 30, 1998 and 1997, respectively. The $504,855 or 62% increase in 1998, as compared to 1997, resulted primarily from an increase in expenses associated with the increased third-party administration services business at Harden-CA, including the new PHA office which accounted for $425,327 of the increase.

         INTEREST EXPENSE. Interest expense was $62,541 and $48,111, for the second quarter of 1998 and 1997, respectively. The increase in interest expense of $14,430 in the second quarter of 1998, as compared to the same period in 1997, was due to the increase in borrowings on the bank line of credit.

         AMORTIZATION OF GOODWILL AND OTHER INTANGIBLES. Amortization of goodwill and other intangibles was $53,780 and $56,768, for the second quarter of 1998 and 1997, respectively. The decrease in amortization and other intangibles is a result of intangibles at PKW becoming fully amortized.

INCOME TAXES

         Anchor's minimum annual required tax payment due was reported during the first quarter of 1998 and 1997. Therefore, there was no income tax expense reported for the quarters ended June 30, 1998 and 1997, respectively. An analysis of Anchor's provision for income taxes is presented in Note 9 of the Notes to Consolidated Financial Statements in Anchor's Annual Report on Form 10-K for the year ending December 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

         Anchor reported net cash flows provided by operations of $485,057 for the six months ended June 30, 1998, compared to net cash flows (used in) operations of $(171,950) for the same period in 1997. During 1997, Anchor met its operating and capital needs from various sources, including borrowing under its existing credit agreements and the use of proceeds received from the 1997 Offering. See Note 6, above.

         In 1995, Anchor issued $370,000 of 10% Convertible Subordinated Debentures (the "Debentures") and $600,000 of Series A 10% Convertible Subordinated Debentures (the "Series A Debenture"). Investors holding $270,000 of the Debentures, including seven members of the Board of Directors, and the owner of the $600,000 Series A Debenture, converted their debentures into 644,444 shares of Anchor's common stock at $1.35 per share. These conversions reduced Anchor's outstanding indebtedness by $870,000 and, in turn, increased shareholders' equity by $870,000. Certain holders agreed to extend the term of the Debentures. As of June 30, 1998, $40,000 of the Debentures had been repaid in full, and $60,000 remained outstanding.

         During 1996, Anchor raised $225,000 from five members of the Board of Directors and other qualified investors through the issuance of Bridge Notes. As of June 30, 1998, $140,000 of the Bridge Notes remained outstanding (for further information, refer to Note 4 above).

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

         Capital and certain acquisition related expenditures were $226,565 and $4,648 for the six months ended June 30, 1998 and 1997, respectively. The larger 1998 expenditures primarily involved the acquisition of furniture, fixtures and computer equipment at the new PHA, Portland, Oregon location. During the first six months of 1997, the largest expenditure involved computer equipment purchased by Harden-CA.

         Short-term debt, current portion of long-term debt and current portion of long-term liabilities at June 30, 1998, totaling in the aggregate $969,573 (as compared to $1,203,216 at December 31, 1997) consisted of: (a) $198,000 representing the current portion of a $1,741,841.30 term bank loan; (b) approximately $129,000 of future fixed payments under a consulting agreement entered into with a company affiliated with the former shareholders of Harden-AZ; (c) $154,800 representing the current portion of obligations with regard to certain real property leased by PKW prior to its acquisition by Anchor and relocation to Anchor's executive offices; (d) $60,000 of Debentures; (e) $140,000 of the Bridge Notes; and (f) approximately $485,773 for certain other current liabilities.

         On September 30, 1997, Anchor obtained a $1,600,000 bank loan. The basic terms and conditions of this loan are: (a) monthly interest payments equal to the bank's prime rate, plus 2.5%; (b) five year term; (c) monthly principal payments in installments of $26,666.67 (Not withstanding the foregoing, 75% of Anchor's monthly EBITDA shall be applied to principal to the extent such percentage of monthly EBITDA is required to make the scheduled payment of principal. To the extent that 75% of monthly EBITDA falls short of the required principal payment, the difference shall be added to the final payment); and (d) a five year warrant to acquire 95,000 shares of Anchor common stock at a purchase price of $1.75 per share. The proceeds of the loan were used to retire outstanding credit facilities with another bank.

         On December 22, 1997, the bank that provided Anchor with the $1,600,000 term loan also provided Anchor with a $250,000 loan to support current working capital needs of Anchor in connection with the Harden Group's expansion in Portland, Oregon.

         On March 9, 1998, a term loan in the amount of $1,821,890.33 was entered into between Anchor and the bank combining both the $1,600,000 term loan and the $250,000 loan. The basic terms of this term loan were: (a) monthly interest payments equal to bank's prime rate, plus 2.5%; (b) a maturity date of October 5, 2002; and (c) monthly principal payments in installments of $33,125.28 beginning on April 5, 1998. All other terms and conditions contained in the term loan dated September 30, 1997, including all amendments thereto and replacements therefor, remained in place.

         On June 2, 1998, a new term loan in the amount of $1,741,841.30 was entered into between Anchor and the bank which replaced the $1,821,890.33 term loan. The basic terms of this new term loan are: (a) monthly interest payments equal to bank's prime rate, plus 2.5%; (b) a maturity date of October 5, 1002;
(c) monthly principal payments in installments of $16,500.00 beginning on June 5, 1998; and (d) deletion of the provision which required 75% of Anchor's monthly EBITDA to be applied to principal to the extent such percentage of monthly EBITDA was required to make the scheduled payment of principal. All other terms and conditions of the term loan dated September 30, 1997, including all amendments thereto and replacements therefor, remain operative.

         At June 30, 1998, long-term liabilities and long-term debt, less the current portion discussed above, totaled $2,027,486 (as compared to $1,836,132 at December 31, 1997), and primarily consisted of: (a) $1,526,167 representing the long-term portion outstanding under a $1,741,841.30 term bank loan maintained and further described above; (b) approximately $39,900 representing the long-term portion of obligations with regard to certain real property leased by PKW prior to its acquisition by Anchor and relocation to Anchor's executive offices; (c) approximately $317,359 representing deferred rent with regard to certain real property currently leased by

Anchor; (d) approximately $47,400 representing obligations relating to the purchase of furniture, fixtures and computer equipment at the new PHA location; and (e) approximately $96,660 for certain other long-term liabilities. In May 1995, PKW entered into a sublease with respect to 82% of PKW's prior office space. The sublease expired on September 30, 1997, and was extended by the subtenant through November 30, 1999, the date on which the term of the master lease expires and requires PKW to provide a multi-year rent subsidy. In December 1995, PKW entered into a sublease with respect to an additional 10% of PKW's prior office space. The sublease expires on November 30, 1999, and requires PKW to provide a multi-year rent subsidy. In October, 1997, PKW entered into a sublease with respect to the remaining 8% of PKW's prior office space. The sublease expires on November 30, 1999, and requires PKW to provide a multi-year rent subsidy.

         Anchor has not paid cash dividends in the past and does not expect to pay cash dividends in the foreseeable future.

YEAR 2000 ISSUES

         Anchor has established a plan to achieve Year 2000 compliance in its electronic information systems. A corporate team has been created to coordinate the identification and implementation of the necessary changes required to computer systems and applications. An initial impact assessment is being completed and renovation efforts began in the second quarter of 1998.

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

         Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified based on current expectations. Consequently, future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements contained in this Quarterly Report. Statements in this Quarterly Report, particularly in the Notes to Consolidated Financial Statements and Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations describe certain factors, among others, that could contribute to or cause such differences. Such forward-looking statements involve risks and uncertainties, and actual results could differ from those described herein. While the statements represent management's current judgment as to the near-term future prospects of its business, such risks and uncertainties could cause actual results to differ from the above statements. Factors which could cause actual results to differ include the following: Harden Group's relationship with the new insurance carrier and marketing partners and their ability to effectively provide third-party administration services; controlling operating costs; the impact of competitive products, pricing and services; the availability of capital to finance operations and future expansion; the cyclical nature of the property and casualty and health insurance markets; and unanticipated regulatory changes.

STRATEGY

         Anchor's current plan is to expand the Harden Group, its third-party administration services division by: (a) continuing to develop, through its marketing partners, specialized affiliated business units that target selected insurance industry market segments defined by industry type, geographic location and consumer demographics; (b) creating new products and services; and (c) strengthening management, sales and marketing staff. In conjunction with this strategy, Anchor seeks to manage its affairs to achieve expansion through internal growth of its existing and new product lines. Anchor also regularly considers acquisitions and merger opportunities and other business expansion alternatives.

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

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Pursuant to notice duly given, the Annual Meeting of Shareholders of Anchor was held on May 12, 1998 at which time the number of shares represented and voted in person or by proxy were: 3,394,497 by proxy, and 0 in person. The total number of shares present in person and by proxy equaled 75% of the total shares issued and outstanding as of March 13, 1998, the record date of said meeting. The shareholders approved the following proposals:

         The first proposal was the election of directors. The following directors, being all of the nominees as set forth in the proxy statement, were elected to serve until the next annual meeting of shareholders and until their successors are elected and have been qualified: James R. Dunathan, Earl Wiklund, Audie J. Dudum, Steven A. Gonsalves, Lawrence A. Hayes, R. William MacCullough, Donald B. Putnam, Michael R. Sanford, Gordon M. Silverstein and James P. Wieking.

         The second proposal was the approval to amend Anchor's 1994 Stock Option Plan to increase the aggregate number of shares of Anchor's common stock that may be issued pursuant to the exercise of options granted under the Plan from 700,000 shares to 1,000,000 shares, as adjusted for changes in capitalization. Said proposal received the following votes: 2,730,249 (60.48%) for; 35,469 (0.78%) against; 1,167 (0.03%) abstained; and 627,612 (13.90%)
broker non-votes.

         The third proposal was the ratification of the reappointment of independent auditors, Odenberg, Ullakko, Muranishi & Co. ("Odenberg") to audit the financial statements of Anchor for the current fiscal year ending December 31, 1998. Said proposal received the following votes: 3,351,469 (74.24%) for; 10,625 (0.23%) against; 32,403 (0.72%) abstained; and zero broker non-votes.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A.  Exhibits

10.33 Business Loan Agreement dated June 2, 1998, between Anchor and Imperial Bank, and related documents.

27.0  Financial Data Schedule

B.  Reports on Form 8-K

None

                                  SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, Anchor has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       ANCHOR PACIFIC UNDERWRITERS, INC.



Date:     August 10, 1998                              /s/ James R. Dunathan
          ------------------------------------         -----------------------------------------------------
                                                       James R. Dunathan
                                                       President and Chief Executive Officer



Date:     August 10, 1998                              /s/ Earl Wiklund
          ------------------------------------         -----------------------------------------------------
                                                       Earl Wiklund
                                                       Senior Vice President and Chief Financial Officer

