Form 10-Q
period 1998-09-30
ANCHOR PACIFIC UNDERWRITERS INC
filed 1998-11-12
CIK 317781

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


     For the Quarter Ended September 30, 1998    Commission File Number: 0-9628

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




     As of September 30, 1998, the Registrant had 4,710,058 shares of common stock outstanding.


================================================================================

                       ANCHOR PACIFIC UNDERWRITERS, INC.

                                     INDEX


PART I.       FINANCIAL INFORMATION
              ITEM 1.    Financial Statements:

                         Consolidated Balance Sheets, September 30, 1998 (unaudited) and
                         December 31, 1997.................................................        1

                         Consolidated Statements of Operations for the nine months and
                         quarters ended September 30, 1998 and 1997 (unaudited)............        3

                         Consolidated Statements of Shareholders' Equity for the nine months ended September 30, 1998 (unaudited) and year ended
                         December 31, 1997.................................................        4

                         Consolidated Statements of Cash Flows for the nine months
                         ended September 30, 1998 and 1997 (unaudited) ....................        5

                         Notes to Consolidated Financial Statements........................        6

              ITEM 2.    Management's Discussion and Analysis of Financial
                         Condition and Results of Operations...............................        8


PART II.      OTHER INFORMATION

              ITEM 1.    Legal Proceedings.................................................       16

              ITEM 2.    Changes in Securities.............................................       16

              ITEM 3.    Defaults Upon Senior Securities...................................       16

              ITEM 4.    Submission of Matters to a Vote of Security Holders...............       16

              ITEM 5.    Other Information.................................................       16

              ITEM 6.    Exhibits and Reports on Form 8-K..................................       16

PART I - FINANCIAL INFORMATION


               ANCHOR PACIFIC UNDERWRITERS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS



                                                                 September 30,              December 31,
                                                                      1998                      1997
                                                             -------------------       --------------------
                                                                  (unaudited)

ASSETS
Current Assets:
 Cash and cash equivalents - corporate funds                          $   29,770                 $   44,384
 Cash and cash equivalents - brokerage
   fiduciary funds                                                     1,164,823                  1,203,594
 Cash and cash equivalents - third-party
   administration fiduciary funds                                      2,793,723                  3,058,059
 Accounts receivable (less allowance for
   doubtful accounts of $46,308 and $45,543
  in 1998 and 1997, respectively)                                      1,250,508                  1,351,047
 Prepaid expenses and other current assets                               215,919                    375,475
Total current assets                                                   5,454,743                  6,032,559
                                                             -------------------       --------------------


Property and equipment, less accumulated
  depreciation and amortization                                          618,651                    620,511
                                                             -------------------       --------------------

Other assets:
 Goodwill, net                                                         1,730,129                  1,803,713
 Intangible assets, net                                                  935,858                  1,021,715
 Other                                                                    82,560                     59,667
                                                                       2,748,547                  2,885,095
                                                             -------------------       --------------------


Total assets                                                          $8,821,941                 $9,538,165
                                                             ===================       ====================

               ANCHOR PACIFIC UNDERWRITERS, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (CONTINUED)



                                                                September  30,             December 31,
                                                                     1998                      1997
                                                            -------------------       --------------------
                                                                 (unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Cash and cash equivalents - third-party
         administration fiduciary funds                             $ 2,793,723                $ 3,058,059
    Net premiums payable - insurance companies                        1,988,355                  2,035,032
    Accounts payable and accrued expenses                               903,514                    948,484
    Current portion of long-term debt                                   460,485                    629,133
    Current portion of long-term liabilities                            443,915                    574,083
                                                            -------------------       --------------------
Total current liabilities                                             6,589,992                  7,244,791
                                                            -------------------       --------------------


Long-term liabilities, net of current portion                           411,136                    506,944
                                                            -------------------       --------------------


Long-term debt, including $210,000 in 1998 and
     $240,000 in 1997, owed to related parties, net
     of current portion                                               1,460,167                  1,329,188
                                                            -------------------       --------------------



Shareholders' equity:
    Preferred stock - $.02 par value; 2,000,000 shares
      authorized; none issued and outstanding
    Common stock  - $.02 par value; 16,000,000
      shares authorized; 4,710,058 and 4,690,839
      shares issued as of 9/30/98 and 12/31/97, respectively             94,201                     93,817

    Additional paid-in capital                                        4,232,265                  4,215,649
    Accumulated deficit                                              (3,965,820)                (3,852,224)
                                                            -------------------       --------------------

Total shareholders' equity                                              360,646                    457,242
                                                            -------------------       --------------------
Total liabilities and shareholders' equity                          $ 8,821,941                $ 9,538,165
                                                            ===================       ====================


See accompanying notes.

               ANCHOR PACIFIC UNDERWRITERS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                         Nine Months                                      Quarters
                                                     Ended September  30,                           Ended September  30,
                                         -----------------------------------------       ----------------------------------------
                                                 1998                    1997                    1998                   1997

Revenues:
  Commissions, fees and other income            $11,724,987             $6,944,887               $3,609,670            $2,922,912
  Interest Income                                    48,043                 60,591                   13,269                18,456
                                         ------------------      -----------------       ------------------      ----------------
Total revenue                                    11,773,030              7,005,478                3,622,939             2,941,368

Operating expenses:
  Salaries, commissions and employee
    benefits                                      7,533,787              4,678,236                2,436,664             1,881,939
  Selling, general and administrative
    expenses                                      4,029,111              2,639,766                1,320,169             1,070,007
                                         ------------------      -----------------       ------------------      ----------------
Total operating expenses                         11,562,898              7,318,002                3,756,833             2,951,946
                                         ------------------      -----------------       ------------------      ----------------
                                                    210,132               (312,524)                (133,894)              (10,578)

Other income (expense):
  Amortization of goodwill &
    intangible assets                              (161,419)              (172,725)                 (53,783)              (53,429)
  Interest                                         (203,736)              (152,152)                 (62,691)              (52,823)
  Other                                              47,647                 39,330                    8,211                24,028
                                         ------------------      -----------------       ------------------      ----------------

Total other income (expense)                       (317,508)              (285,547)                (108,263)              (82,224)
                                         ------------------      -----------------       ------------------      ----------------

Income (loss) before income taxes                  (107,376)              (598,071)                (242,157)              (92,802)

Income tax expense                                    6,220                  4,470                        -                     -
                                         ------------------      -----------------       ------------------      ----------------

Net income (loss)                               $  (113,596)            $ (602,541)              $ (242,157)           $  (92,802)
                                         ==================      =================       ==================      ================

Basic and diluted income (loss)
  per common share                                   $(0.02)                $(0.13)                  $(0.05)               $(0.02)
                                         ==================      =================       ==================      ================

Weighted average number of
  common shares outstanding                       4,708,137              4,568,525                4,710,058             4,644,277
                                         ==================      =================       ==================      ================


See accompanying notes

                       ANCHOR PACIFIC UNDERWRITERS, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                                  Additional
                                        Common Stock                Paid-In         Accumulated
                                  Shares           Amount           Capital           Deficit            Total
                            ---------------------------------------------------------------------------------------

Balance at December 31,
      1996                         4,362,837          $87,256       $3,925,508        $(2,905,533)       $1,107,231
   Stock issued for warrants
      exercised                          567               11            1,691                  -             1,702
   Bridge notes exchanged
      for stock                       50,000            1,000           44,000                  -            45,000
   Issuance of stock for
      cash                           277,778            5,557          244,443                  -           250,000

   Canceled stock:
      Fractional shares                 (343)              (7)               7                  -                 -
   Net loss                                -                -                -           (946,691)         (946,691)
                            ---------------------------------------------------------------------------------------

Balance at December 31,
      1997                         4,690,839          $93,817       $4,215,649        $(3,852,224)       $  457,242
   Stock issued for Services          18,888              378           16,622                  -            17,000
   Fractional shares
      adjustment                         334                6               (6)                 -                 -
   Canceled stock:
      Fractional shares                   (3)               -                -                  -                 -
    Net loss                               -                -                -           (113,596)         (113,596)
                            ---------------------------------------------------------------------------------------

Balance at September 30,
 1998   (Unaudited)                4,710,058          $94,201       $4,232,265        $(3,965,820)       $  360,646
                             ======================================================================================


See accompanying notes

               ANCHOR PACIFIC UNDERWRITERS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                   Nine Months
                                                                               Ended September  30,
                                                             -----------------------------------------------------
                                                                       1998                           1997
OPERATING ACTIVITIES
Net loss                                                                 $(113,596)                      $(602,541)
Items not requiring current use of cash:
      Depreciation and amortization                                        244,600                         228,947
      Amortization of goodwill and other intangibles                       159,439                         172,724
Changes in items affecting operations:
      Cash and cash equivalents - brokerage
         fiduciary funds                                                    38,771                        (444,056)
      Accounts receivable                                                  100,539                         385,219
      Prepaid expenses and other current assets                            158,862                         (19,372)
      Other assets                                                         (22,893)                        (23,377)
      Deferred compensation                                                      -                          51,000
      Net premiums payable - insurance companies                           (46,677)                         45,030
      Accounts payable and accrued expenses                                (44,970)                        146,232
                                                             ---------------------         -----------------------
Cash provided by (used in) operating activities                            474,075                         (60,194)
                                                             ---------------------         -----------------------


INVESTING ACTIVITIES
Notes receivable, net                                                          694                         (12,008)
Purchases of property and equipment                                       (242,739)                        (56,516)
                                                             ---------------------         -----------------------
Cash used in investing activities                                         (242,045)                        (68,524)
                                                             ---------------------         -----------------------


FINANCING ACTIVITIES
Issuance of Common stock                                                    17,000                         296,702
Borrowings on long-term debt                                               175,000                         185,000
Repayment on long-term debt and liabilities                               (438,644)                       (366,064)
                                                             ---------------------         -----------------------
Cash provided by (used in) financing activities                           (246,644)                        115,638
                                                             ---------------------         -----------------------

Net loss in cash                                                           (14,614)                        (13,080)
Cash and cash equivalents - corporate funds at
   beginning of period                                                      44,384                         151,765
                                                             ---------------------         -----------------------
Cash and cash equivalents - corporate funds at
   end of period                                                         $  29,770                       $ 138,685
                                                             =====================         =======================

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
   Interest                                                              $ 203,736                       $ 152,152
                                                             =====================         =======================
   Income taxes                                                          $   6,220                       $   4,470
                                                             =====================         =======================

See accompanying notes

               ANCHOR PACIFIC UNDERWRITERS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                               SEPTEMBER 30, 1998

NOTE 1 - BASIS OF PRESENTATION
------------------------------

          The accompanying unaudited consolidated financial statements of Anchor Pacific Underwriters, Inc. and its subsidiaries ("Anchor") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in Anchor's Annual Report on Form 10-K for the year ended December 31, 1997.

Reclassifications
-----------------

          Certain prior years' balances have been reclassified to conform with the current year presentation.

Recapitalization and Restatement
--------------------------------

          On January 6, 1995, Anchor merged with System Industries, Inc. ("System"), previously a dormant, publicly traded shell corporation. As a result of the merger, Anchor became a public company. For accounting purposes, the merger has been treated as a recapitalization of Anchor with Anchor as the acquirer. Upon consummation of this merger, shareholders of System received 5% of Anchor's then outstanding stock (195,789 shares). The System shareholders received for every 42.3291 shares of issued and outstanding System common stock one share of Anchor common stock along with a warrant to purchase one share of Anchor common stock at a price of $3.00. A total of 903 warrants were exercised
and the remaining 194,886 warrants expired on January 6, 1997.   In addition,
certain creditors of System were to be issued 5% of Anchor's common stock (195,789 shares) and one warrant to purchase a similar number of shares of
common stock.    The 195,789 shares were issued on August 27, 1998 to the
Disbursing Agent of the System Industries Creditor Estate.   A total of 195,789
warrants remain reserved for issuance to certain creditors of System pending a final determination by the System Bankruptcy Creditor Committee. These unissued warrants will expire one year after their issuance.

NOTE 2 - ACQUISITIONS
---------------------

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

          Anchor conducts its third-party administration business through its wholly-owned subsidiary, Harden & Company Insurance Services, Inc. ("Harden-CA") and through Harden-CA's wholly-owned subsidiary, Harden-AZ. On January 1, 1998, Harden-CA assumed a significant volume of third-party administration business, Pacific Heritage Administrators ("PHA"), from an insurance carrier in Portland, Oregon. Effective March 20, 1998, Harden-CA acquired all of the outstanding stock of Pacific Heritage Administrators of Nevada, Inc. ("PHA-NV") to further its business of administering third-party health insurance contracts. Anchor expects to continue to expand its third-party administration business.

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

          In February 1997, Anchor offered the purchasers of said Bridge Notes an opportunity to either change the terms of the warrants underlying the Bridge Notes or to participate in the 1997 Offering (Note 6 below), by exchanging the Bridge Notes. The basic terms of these two alternatives were: (a) in lieu of receiving a five year warrant to purchase 1,000 shares of Anchor common stock at a purchase price of $1.75 per share, for every $10,000 in principal invested, the purchaser would receive a five year warrant to purchase 2,000 shares of Anchor common stock at a purchase price of $1.35 per share; or (b) be allowed to participate in the 1997 Offering by exchanging the Bridge Notes and receiving in return (i) interest at the rate of 10% per annum up to the date of conversion;
(ii) Anchor common stock in place of the Bridge Notes at a conversion price equal to $0.90 per share; and (iii) a five year warrant, equal to the number of shares issued in place of the Bridge Notes, with the right to purchase Anchor's common stock at a purchase price of $0.90 per share. Purchasers representing $180,000 of said Bridge Notes chose alternative (a) above, and the remaining $45,000 chose alternative (b) above. Certain purchasers agreed to extend the term of the Bridge Notes. As of September 30, 1998, $140,000 of the Bridge Notes remained outstanding.

NOTE 5 - 10% CONVERTIBLE SUBORDINATED DEBENTURES
------------------------------------------------

          In 1995, Anchor issued $370,000 of 10% Convertible Subordinated Debentures (the "Debentures") and $600,000 of Series A 10% Convertible Subordinated Debenture (the "Series A Debenture"). Investors holding $270,000 of the Debentures, including seven members of the Board of Directors, and the owner of the $600,000 Series A Debenture, converted their debentures into 644,444 shares of Anchor's common stock at $1.35 per share. These conversions reduced outstanding indebtedness by $870,000 and, in turn, increased shareholders' equity by $870,000. Certain holders agreed to extend the term of the Debentures. As of September 30, 1998, $40,000 of the Debentures had been repaid in full, and $60,000 remained outstanding.

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

NOTE 7 - 10% CONVERTIBLE SUBORDINATED DEBENTURES, SERIES B
----------------------------------------------------------

          At the end of the third quarter 1998, Anchor commenced raising additional funds from members of the Board of Directors and other qualified investors by offering 10% Convertible Subordinated Debentures, Series B (the "Series B Debentures"). As of November 6, 1998, Anchor had raised $60,000 and had oral commitments from investors to purchase an additional $115,000 of the
Series B Debentures.   Anchor intends to utilize a substantial portion of the
proceeds from the Series B Debentures to support current and future working capital needs of Anchor. The basic terms of the Series B Debentures are: (a) 10% interest, payable semi-annually in arrears; (b) two year maturity; (c) conversion price of $0.50 per share; (d) "piggyback" registration rights for three years; (e) for each $5,000 of Series B Debentures acquired, an investor receives a five year warrant to acquire 2,000 shares of Anchor common stock at an exercise price of $0.50 per share; (f) subordination provisions that subordinate the Series B Debentures to Anchor's "Senior Debt" (as defined in the Series B Debentures);

(g) provisions that permit Anchor to redeem the Series B Debentures at par at any time; and (h) provisions that give each purchaser a one-time right to cause Anchor to redeem all or a portion of their Series B Debentures, at par, plus any outstanding interest, in the event Anchor sells Putnam, Knudsen & Wieking, Inc. ("PKW") for an amount in excess of $2 million. Purchasers of the Series B Debentures as of November 6, 1998, consisted of four members of the Board of Directors.

NOTE 8 - COMMITMENTS
--------------------

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

          On December 22, 1997, the bank that provided Anchor with the $1,600,000 term loan also provided Anchor with a $250,000 loan to support the current working capital needs of Anchor in connection with Harden's expansion in Portland, Oregon.

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

          On June 2, 1998, a new term loan in the amount of $1,741,841.30 was entered into between Anchor and the bank which replaced the $1,821,890.33 term loan. The basic terms of this new term loan are: (a) monthly interest payments equal to bank's prime rate, plus 2.5%; (b) a maturity date of October 5, 2002;
(c) monthly principal payments in installments of $16,500.00 beginning on June 5, 1998; and (d) deletion of the provision which required 75% of Anchor's monthly EBITDA to be applied to principal to the extent such percentage of monthly EBITDA was required to make the scheduled payment of principal. All other terms and conditions contained in the term loan dated September 30, 1997, including all amendments thereto and replacements therefor, remain operative.
As of September 30, 1998, $1,658,167 remained outstanding under the bank term loan.

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

          In conjunction with a new marketing strategy, in June 1998 Anchor reorganized the company's third-party administration services division. In the new organizational structure, "Harden Group" was established as the consolidated name for the management and marketing of third-party administration services. Under Harden Group identify, the current third-party administration operations of Anchor continue to function as before in their respective territories. Currently, Harden Group includes four third-party administration operations providing services to clients through the Western States from seven offices located in Concord, Los Angeles and Fresno, CA; Scottsdale, AZ; Portland, OR; and Las Vegas and Reno, NV.

          Harden Group includes, Harden & Company Insurance Services, Inc. ("Harden-CA"); Harden
& Company of Arizona ("Harden-AZ"); Pacific Heritage Administrators ("PHA"); and Pacific Heritage Administrators, Inc. of Nevada ("PHA-NV").

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

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

          Anchor has taken steps to strengthen the sales management at Harden Group by hiring seasoned sales and marketing executives to take over marketing responsibilities. Product development and new product sales continue to be a top priority, as does geographical diversification into other states and marketing territories. Harden Group has been successful in securing an alternative insurance carrier to strengthen and broaden its product offerings in the small group market, as well as to facilitate geographic diversification. This new insurance carrier has negotiated a multi-year, exclusive contract with Harden Group which management believes will enhance sales opportunities in California and Arizona. Furthermore, Harden Group has entered into significant new contracts to provide third-party administration services through its marketing partners. These new contracts have increased the percentage of revenues Anchor derives from third-party administration services. The new third-party administration services operation, PHA, in Oregon has also substantially added to the increase in revenues and is expected to provide a platform for expanding marketing activities in the northern tier of the western states (Oregon, Washington, Idaho and Nevada).

REVENUES

          TOTAL REVENUES. Total revenues for the nine months ended September 30, 1998, were $11,773,030, an increase of $4,767,552 or 68%, as compared to
$7,005,478 in revenues for the same period in 1997. The increase in revenue in this nine month period was primarily due to the increase in fee income derived from third-party administration services at Harden-CA, which includes $3,993,936 from PHA, in Portland, Oregon.

          Anchor's revenues vary from quarter to quarter as a result of the timing of policy renewals and net new/lost business production, whereas expenses are fairly uniform throughout the year.

          Commissions and fees make up substantially all of Anchor's revenues. The following table sets forth the percentages of Anchor's revenues attributable to insurance brokerage services (for which commissions are generated), and third-party administration, underwriting and risk analysis services (for which fees are generated), for the nine months ended September 30, 1998, 1997 and 1996.


====================================================================================================
  NINE MONTHS ENDED SEPTEMBER  30,            1998                 1997                 1996
---------------------------------------------------------------------------------------------------
    Insurance Brokerage Commissions            20%                  34%                  44%
---------------------------------------------------------------------------------------------------
    Third-Party Administration Fees            80%                  66%                  56%
---------------------------------------------------------------------------------------------------
         Total                                100%                 100%                 100%
====================================================================================================

          As of January 1, l998, Harden Group entered into new administration contracts through its marketing partners to provide third-party administration services in Portland, Oregon. As a result of these contracts, the percentage of its revenues that are derived from third-party administration services have substantially increased.

          COMMISSIONS. Commissions for property and casualty insurance brokerage services from PKW are reported net of sub-broker commissions and generally are recognized as of the effective date of the insurance policy, except for commissions on installment premiums which are recognized periodically as billed. Commissions for the first nine months of 1998 were $2,254,704, a decrease of $92,007 or 4%, compared to $2,346,711 of commissions for the same period of 1997.

          FEES. Fees from Harden Group, Anchor's third-party administration services division (including underwriting and risk analysis), for the first nine months of 1998 were $9,470,283 an increase of $4,872,197 or 106%, as compared to $4,598,086 in fees for the same period in 1997. This increase in fee income is largely the direct result of new business generated from projects associated with a new insurance carrier and new administrative contracts, as discussed above, and administrative fees generated from the release of new products.

          Fee revenues reported by Anchor in the first nine months of 1998 from third-party administration services consist of revenues generated by Harden Group. The third-party administration revenues are primarily derived from: (a) an insurance product underwritten by one insurance carrier, which is A- (Excellent); and (b) the administration of insurance programs underwritten by various insurance carriers for a number of self-insured employers. The insurance product, described in (a) above, accounted for approximately 12.6% of the third-party administration revenues (or approximately 8.5% of Anchor's total revenues) in the first nine months of 1998, and revenues related to the administration of self-insured programs, described in (b) above, accounted for substantially all of the remaining portion of revenues in the first nine months of 1998. Self-insurance is an alternative to fully insured programs in which a client assumes a manageable portion of its insurance risks, usually (although not always) placing the less predictable and larger loss exposure with an excess loss insurance carrier.

          As of January 1, 1998, respectively, Harden Group has entered into contracts through its marketing partners to provide third-party administration services in Portland, Oregon. Management expects that these agreements will continue to increase the percentage of income derived from third-party administration services in 1998 and future years. In addition, the contract in Oregon will allow Harden Group to expand its marketing and servicing territory to Oregon, Washington, Idaho and Nevada.

          INTEREST INCOME. Interest income consists of interest earned on insurance premiums and other funds held in fiduciary accounts and interest earned on investments. Interest income was $48,043 and $60,591 for the nine months ended September 30, 1998 and 1997, respectively.

EXPENSES

          TOTAL EXPENSES. Total operating expenses for the first nine months of 1998, were $11,562,898, an increase of $4,244,896 or 58% as compared to operating expenses of $7,318,002 for the same period in 1997. As discussed below, the increase in total expenses resulted primarily from an increase in selling, general and administration expenses and employee compensation and benefits related to the recent expansion of the third-party administration services business at Harden Group.

          EMPLOYEE COMPENSATION AND BENEFITS. Employee compensation and benefits for the first nine months of 1998, were $7,533,787, an increase of $2,855,551 or 61% as compared to $4,678,236 for the same period in 1997. The increase related primarily to staffing needs required to service new third-party administration projects at Harden-CA. Included in this increase are the expenses related to PHA, the new third-party administration operation in Portland, Oregon.

          SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $4,029,111 and $2,639,766 for the nine months ended September 30, 1998 and 1997, respectively. The $1,389,345 or 53% increase in 1998, as compared to 1997, resulted primarily from expenses associated with the increased third-party administration services business at Harden-CA, including PHA in Portland, Oregon. General and administrative expenses include rent, travel, insurance, postage, telephone, supplies and other miscellaneous expenses.

          INTEREST EXPENSE. Interest expense was $203,736 and $152,152, for the first nine months of 1998 and 1997, respectively. The increase in interest expense of $51,584 in the first nine months of 1998, as compared to the same period in 1997, was due to increased borrowings under the bank loan.

          AMORTIZATION OF GOODWILL AND OTHER INTANGIBLES. Goodwill represents the excess of the cost of acquisitions over the fair value of net assets acquired. Other intangibles include covenants not to compete, customer lists and other contractual rights. Amortization of goodwill and other intangibles was $161,419 and $172,725, for the first nine months of 1998 and 1997, respectively. The decrease in amortization and other intangibles is a result of intangibles at PKW becoming fully amortized.

INCOME TAXES

          Anchor's expense for income taxes was $6,220 and $4,470 for the first nine months of 1998 and 1997, respectively. An analysis of Anchor's provision for income taxes is presented in Note 9 of the Notes to Consolidated Financial Statements in Anchor's Annual Report on Form 10-K for the year ending December 31, 1997.

RESULTS OF OPERATIONS -- QUARTERS ENDED SEPTEMBER 30, 1998 AND 1997

REVENUES

          TOTAL REVENUES. Total revenues for the third quarter of 1998 were $3,622,939, an increase of $681,571 or 23%, as compared to 1997 third quarter revenues of $2,941,368. The increase in revenue in this three month period was primarily due to the increase in fee income derived from third-party administration services at Harden-CA, including the revenue increase from PHA, the new third-party administration operation in Portland, Oregon.

          COMMISSIONS. Commissions from PKW for the third quarter of 1998 were $666,003, a decrease of $53,153 or 7.4%, compared to $719,156 of commissions for the same period of 1997.

          FEES. Fees from Harden Group, Anchor's third-party administration services division (including underwriting and risk analysis), for the third quarter of 1998, were $2,943,667, an increase of $739,911 or 34%, as compared to $2,203,756 in fees for the same period in 1997. This increase in fee income is largely the direct result of new business generated from projects associated with a new insurance carrier and new administrative contracts, as discussed above, administrative fees generated from the release of new products; and, revenue from the new PHA operation in Portland, Oregon.

          INTEREST INCOME. Interest income was $13,269 and $18,456 for the quarters ended September 30, 1998 and 1997, respectively.

EXPENSES

          TOTAL EXPENSES. Total operating expenses for the third quarter of 1998, were $3,756,833, an increase of $804,887 or 27% as compared to operating expenses of $2,951,946 for the same period in 1997. As discussed below, the increase in total expenses resulted primarily from an increase in selling, general and administration expenses and employee compensation and benefits related to the recent expansion of the third-party administration services business at Harden Group.

          EMPLOYEE COMPENSATION AND BENEFITS. Employee compensation and benefits for the third quarter of 1998, were $2,436,664, an increase of $554,725 or 29% as compared to $1,881,939 for the same period in 1997. The increase related primarily to greater staffing needs required to service new third-party administration projects at Harden-CA, including the new employee costs related to the PHA operation in Portland, Oregon.

          SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $1,320,169 and $1,070,007 for the quarters ended September 30, 1998 and 1997, respectively. The $250,162 or 23% increase in 1998, as compared to 1997, resulted primarily from an increase in expenses associated with the increased third-party administration services business at Harden-CA, including the new PHA operation in Portland, Oregon.

          INTEREST EXPENSE. Interest expense was $62,691 and $52,823, for the third quarter of 1998 and 1997, respectively. The increase in interest expense of $9,868 in the third quarter of 1998, as compared to the same period in 1997, was due to the increase in borrowings under the bank term loan.

          AMORTIZATION OF GOODWILL AND OTHER INTANGIBLES. Amortization of goodwill and other intangibles was $53,783 and $53,429, for the third quarter of 1998 and 1997, respectively.

INCOME TAXES

          Anchor's minimum annual required tax payment due was reported during the first quarter of 1998 and 1997. Therefore, there was no income tax expense reported for the quarters ended September 30, 1998 and 1997, respectively. An analysis of Anchor's provision for income taxes is presented in Note 9 of the Notes to Consolidated Financial Statements in Anchor's Annual Report on Form 10-K for the year ending December 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

          Anchor reported net cash flows provided by operations of $474,075 for the nine months ended September 30, 1998, compared to net cash flows (used in) operations of $(60,194) for the same period in 1997. During 1997, Anchor met its operating and capital needs from various sources, including borrowing under its existing credit agreements and the use of proceeds received from the 1997 Offering. See Note 6, above.

          In 1995, Anchor issued $370,000 of 10% Convertible Subordinated Debentures (the "Debentures") and $600,000 of Series A 10% Convertible Subordinated Debentures (the "Series A Debenture"). Investors holding $270,000 of the Debentures, including seven members of the Board of Directors, and the owner of the $600,000

Series A Debenture, converted their debentures into 644,444 shares of Anchor's common stock at $1.35 per share. These conversions reduced Anchor's outstanding indebtedness by $870,000 and, in turn, increased shareholders' equity by $870,000. Certain holders agreed to extend the term of the Debentures. As of September 30, 1998, $40,000 of the Debentures had been repaid in full, and $60,000 remained outstanding.

          During 1996, Anchor raised $225,000 from five members of the Board of Directors and other qualified investors through the issuance of Bridge Notes.
As of September 30, 1998, $140,000 of the Bridge Notes remained outstanding (for further information, refer to Note 4 above).

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

          At the end of the third quarter 1998, Anchor commenced raising additional funds from members of the Board of Directors and other qualified investors by offering 10% Convertible Subordinated Debentures, Series B (the "Series B Debentures"). As of November 6, 1998, Anchor had raised $60,000 and had oral commitments from investors to purchase an additional $115,000 of the
Series B Debentures.   Anchor intends to utilize a substantial portion of the
proceeds from the Series B Debentures to support current and future working capital needs of Anchor. The basic terms of the Series B Debentures are: (a) 10% interest, payable semi-annually in arrears; (b) two year maturity; (c) conversion price of $0.50 per share; (d) "piggyback" registration rights for three years; (e) for each $5,000 of Series B Debentures acquired, an investor receives a five year warrant to acquire 2,000 shares of Anchor common stock at an exercise price of $0.50 per share; (f) subordination provisions that subordinate the Series B Debentures to Anchor's "Senior Debt" (as defined in the Series B Debentures); (g) provisions that permit Anchor to redeem the Series B Debentures at par at any time; and (h) provisions that give each purchaser a one-time right to cause Anchor to redeem all or a portion of their Series B Debentures, at par, plus any outstanding interest, in the event Anchor sells Putnam, Knudsen & Wieking, Inc. ("PKW") for an amount in excess of $2 million. Purchasers of the Series B Debentures as of November 6, 1998, consisted of four members of the Board of Directors.

          Capital and certain acquisition related expenditures were $242,739 and $56,516 for the nine months ended September 30, 1998 and 1997, respectively.
The larger 1998 expenditures primarily involved the acquisition of furniture, fixtures and computer equipment at the new PHA, Portland, Oregon location. During the first nine months of 1997, the R.L. Ferguson Insurance Agency ("RLF") located in Walnut Creek, California and certain property and casualty accounts maintained by Norman I. Robins ("Robins") and John R. McPherson ("McPherson") were merged into Anchor's insurance brokerage subsidiary, PKW, located in Concord, California.

          Short-term debt, current portion of long-term debt and current portion of long-term liabilities at September 30, 1998, totaling in the aggregate $904,400 (as compared to $1,203,216 at December 31, 1997) consisted of: (a) $198,000 representing the current portion of a $1,741,841.30 term bank loan; (b) approximately $78,000 of future fixed payments under a consulting agreement entered into with a company affiliated with the former shareholders of Harden-AZ; (c) $143,852 representing the current portion of obligations with regard to certain real property leased by PKW prior to its acquisition by Anchor and relocation to Anchor's executive offices; (d) $60,000 of Debentures; (e) $140,000 of the Bridge Notes; (f) approximately $118,500 representing obligations relating to the purchase of furniture, fixtures and computer equipment at the PHA location; and (g) approximately $166,048 for certain other current liabilities.

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

          On December 22, 1997, the bank that provided Anchor with the $1,600,000 term loan also provided Anchor with a $250,000 loan to support the current working capital needs of Anchor in connection with Harden Group's expansion in Portland, Oregon.

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

          At September 30, 1998, long-term liabilities and long-term debt, less the current portion discussed above, totaled $1,871,303 (as compared to $1,836,132 at December 31, 1997), and primarily consisted of: (a) $1,460,167 representing the long-term portion outstanding under a $1,741,841.30 term bank loan maintained and further described above; (b) approximately $322,577 representing deferred rent with regard to certain real property currently leased by Anchor; and (c) approximately $88,559 for certain other long-term liabilities. In May 1995, PKW entered into a sublease with respect to 82% of PKW's prior office space. The sublease expired on September 30, 1997, and was extended by the subtenant through November 30, 1999, the date on which the term of the master lease expires and requires PKW to provide a multi-year rent subsidy. In December 1995, PKW entered into a sublease with respect to an additional 10% of PKW's prior office space. The sublease expires on November 30, 1999, and requires PKW to provide a multi-year rent subsidy. In October, 1997, PKW entered into a sublease with respect to the remaining 8% of PKW's prior office space. The sublease expires on November 30, 1999, and requires PKW to provide a multi-year rent subsidy.

          Anchor has not paid cash dividends in the past and does not expect to pay cash dividends in the foreseeable future.

YEAR 2000 UPDATE

          Anchor's plan to achieve Year 2000 compliance in its electronic information systems is proceeding on schedule. The corporate team that has been created to coordinate the identification and implementation of the necessary changes required to computer systems and applications is well underway. The initial impact assessment is being completed and the Year 2000 Project began in October 1998.

          Anchor's team is working to complete the implementation of a Year 2000 compliant computer system together with other programming efforts by September 30, 1999, with final certification testing occurring in the remainder of the 1999 year. Anchor's focus is not only on its internal systems, but also upon the compliance of its key business partners, vendors and other suppliers. Management believes that the redeployment of Anchor's resources will not adversely impact new product or software development. The total cost of Year 2000 compliance is not expected to be material to the company's financial position. The total cost of the Year 2000 Project is presently not expected to exceed $250,000.

          Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of its key business partners, vendors and other suppliers, Anchor is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on Anchor's results of operations, liquidity or financial condition. Anchor believes that, with the completion of its current Year 2000 Project, as scheduled, the possibility of significant interruptions of normal operations should be minimized.

          Readers are cautioned that forward-looking statements contained in the above should be read in conjunction with Anchor's disclosures below under the heading "Forward-Looking Information".

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

          Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified based on current expectations. Consequently, future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements contained in this Quarterly Report. Statements in this Quarterly Report, particularly in the Notes to Consolidated Financial Statements, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations and Year 2000 Update, describe certain factors, among others, that could contribute to or cause such differences. Such forward-looking statements involve risks and uncertainties, and actual results could differ from those described herein. While the statements represent management's current judgment as to the near-term future prospects of its business, such risks and uncertainties could cause actual results to differ from the above statements. Factors which could cause actual results to differ include the following: Harden Group's relationship with the new insurance carrier and marketing partners and their ability to effectively provide third-party administration services; controlling operating costs; the impact of competitive products, pricing and services; the availability of capital to finance operations and future expansion; the cyclical nature of the property and casualty and health insurance markets; and unanticipated regulatory changes.

STRATEGY

          At the present time Anchor's business consists of two basic operations: (i) third-party administration services (Harden Group); and (ii) property and casualty insurance brokerage (PKW).

          During the last several years, Anchor's third-party administration services have experienced steady expansion. Revenues derived from the operations of Harden Group, as a percentage of Anchor's overall revenues, have grown from 56% at September 30, 1996 to 80% at September 30, 1998. Conversely, Anchor's property and casualty insurance business has been subjected to considerable competition pressures through much of the 1990's. During this period the insurance industry has generally experienced over capacity which, in turn, has negatively impacted both insurance premiums and brokerage commissions. The financial results of PKW have reflected theses developments.

          In light of these external and internal trends, the Board of Directors engaged an outside consultant to conduct a comprehensive review of Anchor's operations with a particular focus on the status of PKW. In June 1998, the consultant reported the results of its review. After considering the report, the Board of Directors directed the consultant to solicit possible qualified purchasers of PKW. As of November 6, 1998, Anchor has received several preliminary proposals to acquire PKW. These proposals have only recently been received and are subject to numerous contingencies. Anchor is carefully reviewing the proposals and expects to proceed with a process which will result in the sale of PKW or substantially all of its assets.

          Anchor's current strategy is to focus on expanding Harden Group, its third-party administration services division by: (a) continuing to develop, through its marketing partners, specialized affiliated business units that target selected insurance industry market segments defined by industry type, geographic location and consumer demographics; (b) creating new products and services; and (c) strengthening management, sales and marketing staff. In conjunction with this strategy, Anchor intends to seek to manage its affairs to achieve expansion through internal growth of its existing and new product lines. Anchor also intends to consider acquisition and merger opportunities in the third-party administration services business.

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

None.

ITEM 5.   OTHER INFORMATION

None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

A. Exhibits

4.8  Form of 10% Convertible Subordinated Debenture, Series B.

4.8a Form of Warrant to Purchase Shares of Common Stock of Anchor Pacific
     Underwriters, Inc.

27.0 Financial Data Schedule

B. Reports on Form 8-K

None

SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, Anchor has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        ANCHOR PACIFIC UNDERWRITERS, INC.




Date:    November 6, 1998               /s/ James R. Dunathan
       --------------------            --------------------------------------
                                        James R. Dunathan
                                        President and Chief Executive Officer



Date:    November 6, 1998               /s/ Earl Wiklund
       --------------------            --------------------------------------
                                        Earl Wiklund
                                        Senior Vice President
                                        and Chief Financial Officer