Form 10-K405
period 1998-12-31
ANCHOR PACIFIC UNDERWRITERS INC
filed 1999-03-30
CIK 317781

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the Fiscal Year Ended December 31, 1998

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 12, 1999 was $2,523,651.

     As of March 12, 1999, the Registrant had 4,710,057 shares of common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Exhibit Index is on page 28
================================================================================

                       ANCHOR  PACIFIC UNDERWRITERS, INC.

                               TABLE OF CONTENTS

Part I.
     Item 1.  Business.....................................................    3

     Item 2.  Properties...................................................    6

     Item 3.  Legal Proceedings............................................    7

     Item 4.  Submission of Matters to a Vote of Security Holders..........    7

Part II.

     Item 5.  Market for Registrant's Common Equity and Related Shareholder
                Matters....................................................    7

     Item 6.  Selected Financial Data......................................    8

     Item 7.  Management's Discussion and Analysis of Financial Condition
                and Results of Operations..................................    9

     Item 8.  Financial Statements and Supplementary Data..................   15

     Item 9.  Changes in Disagreements With Accountants on Accounting and
                Financial Disclosure.......................................   16

Part III.

     Item 10. Directors and Executive Officers of Registrant...............   16

     Item 11. Executive Compensation.......................................   20

     Item 12. Security Ownership of Certain Beneficial Owners
                and Management.............................................   24

     Item 13. Certain Relationships and Related Transactions...............   27

Part IV.

     Item 14. Exhibits, Financial Statement Schedules, and Reports
              on Form 8-K..................................................   28

                                     PART I
Item 1.  Business

Summary

     Anchor Pacific Underwriters, Inc. is a holding company that is primarily engaged in insurance administration services through its three direct and indirect wholly-owned subsidiaries. Anchor Pacific Underwriters, Inc. and the subsidiaries listed in the chart below are collectively referred to as "Anchor" unless the context otherwise requires.

                       ANCHOR PACIFIC UNDERWRITERS, INC.
                           (a Delaware corporation)
                                Holding Company
                                       |
                                       |
                                       |
                   Harden & Company Insurance Services, Inc.
                          (a California corporation)
                        Employee Benefits Administrator
                            Group Health Insurance
                                       |
                                       |
                                       |
                   _________________________________________
                   |                                        |
                   |                                        |
      Harden & Company of Arizona      Pacific Heritage Administrators of Nevada, Inc.
           formerly known as                    (a Nevada corporation)
        Benefit Resources, Inc.             Employee Benefits Administrator
       (an Arizona corporation)                 Group Health Insurance
    Employee Benefits Administrator
        Group Health Insurance

     Anchor provides third-party claims administration, employee benefits consulting, underwriting and risk analysis primarily to private sector small and middle market companies, groups, trusts, associations, government agencies and individual consumers. Anchor offers its customers, as broker or administrator, a range of products and services tailored to the specific needs of such customers.

     Anchor markets the products and services of more than 20 commercial insurance companies and over 20 managed care and preferred provider organizations. The marketing of products and services is carried out through 10 direct sales representatives and over 500 independent insurance brokers. Anchor's customer base is in the Western United States, primarily in California, Arizona and Oregon. For the fiscal year ended December 31, 1998, Anchor generated in excess of $12 million in revenues from its continuing operations.

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

     Since its inception, Anchor has expanded its insurance and third-party administration service capabilities through internal growth as well as a series of acquisitions. From 1986 through 1990, Anchor, through Harden, primarily focused on providing administration services for group insurance benefit plans. In 1990, Anchor began to diversify its business by providing property, casualty and workers' compensation insurance products and services, as well as offering market studies and program analysis for certain non-profit associations who had endorsed Anchor's products.

     During the period from 1990 through 1996, Anchor further expanded its property and casualty business by acquiring certain assets, including insurance
brokerage accounts.   When Anchor made the acquisition of a property and
casualty insurance brokerage company, Putnam, Knudsen & Wieking, Inc. ("PKW"), located in Oakland, California in October 1994, it consolidated all of its
property and casualty insurance brokerage business into one entity, PKW.   After
evaluating trends in the insurance industry in mid-1998, the Board of Directors of Anchor decided to sell its property and casualty business and to focus on its third-party administration business. Anchor then engaged an independent investment banker to solicit possible purchasers. After reviewing seven acquisition proposals, Anchor sold substantially all the assets of PKW to an unrelated third party for approximately $2,250,000 in cash, effective December
31, 1998.   The proceeds derived from the asset sale were largely used to reduce debt and to make additional financial resources available for working capital needs and third-party administration opportunities.

     As part of its expansion strategy in 1994, Anchor acquired Benefit Resources, Inc. ("BRI") a third-party employee benefits administration business located in Scottsdale, Arizona. In 1998, Anchor caused BRI to change its name to Harden & Company of Arizona, ("Harden-AZ"). In 1995, certain third-party administration accounts were acquired by Harden-CA from Dutcher Insurance Agency, Inc. ("Dutcher"), located in Stockton, California. In July 1997, Harden-CA took over a third-party administration business, located in Los Angeles, California, that was previously serviced by an unrelated third party. As a result of declining revenues on the Los Angeles business due to carrier rate increases, the Los Angeles office was closed at the end of February 1999, with the remaining business now being serviced from the Concord, California office.

     Effective January 1, 1998, Anchor and Harden-CA entered into an agreement to acquire the third-party administration business of Pacific Heritage Administrators ("PHA"), a firm based in Portland, Oregon. This contract allowed Harden Group to expand its marketing and servicing territory in Oregon, Washington, Idaho and Nevada and substantially enhanced the Harden Group's revenues in 1998. Anchor will continue to look for opportunities to expand its third-party administration services in the Western United States.

     In conjunction with a new marketing strategy, in June 1998 Anchor reorganized the company's third-party administration services division. In the new organizational structure, "Harden Group" was established as the consolidated name for the management and marketing of third-party administration services. Under Harden Group identity, the current third-party administration operations of Anchor continue to function as before in their respective territories. Currently, Harden Group includes four third-party administration operations providing services to clients throughout the Western States from six offices located in Concord and Fresno, California; Scottsdale, Arizona; Portland, Oregon; and Las Vegas and Reno, Nevada.

     Harden Group includes: Harden & Company Insurance Services, Inc. ("Harden-CA"); Harden & Company of Arizona ("Harden-AZ"); Pacific Heritage Administrators ("PHA") a division of Harden-CA; and Pacific Heritage Administrators of Nevada, Inc. ("PHA-NV").

Continuing Operations

     Third-Party Claims Administration and Employee Benefits Consulting

     The employee benefits business of Anchor is conducted through Harden Group and primarily involves third-party health benefits administration activities. This business group engages in designing, implementing and administering health benefit plans for small to medium sized employer groups. Administration services provided by Harden Group include receiving and managing employer plan contributions and/or premium payments, monitoring employee and dependent eligibility, preparing required government and tax reports, handling day-to-day administration, reviewing and analyzing claims data for coverage, and managing the claims settlement process. Anchor, through Harden Group, also helps develop insurance products and services tailored to the specific needs of the client, provides risk analysis and conducts loss control and cost studies for insurance companies and self-insured employers. As compensation for its claims administration services, Harden Group generally receives fees based on a percentage of premiums collected, or on a per capita basis.

     During the past year, Anchor has sought to take steps to strengthen Harden Group's management and sales and marketing staff by hiring additional seasoned executives. Product development and new product sales continue to be a high priority, as does geographical diversification into other marketing territories in the western states.

Discontinued Operations

     Insurance Brokerage

     Anchor first entered the insurance brokerage business in 1990 through an acquisition. Thereafter it grew its insurance brokerage business primarily through acquisitions, the largest being PKW which was acquired in 1994. Following the 1994 acquisition of PKW, Anchor consolidated all of its property and casualty insurance brokerage business into PKW. This segment of Anchor's business focused on property and casualty (both commercial and personal lines),
health, life and disability, as well as workers' compensation.   PKW acted as an
agent on behalf of insurers and other intermediaries in soliciting, negotiating and effecting contracts of insurance, and as a broker in procuring insurance contracts on behalf of insureds.

     As an insurance agent and broker, PKW derived its income from the sale of insurance products and services and the receipt of commissions generated therefrom. Effective as of December 31, 1998, Anchor sold certain assets, including all of the insurance brokerage accounts of PKW for approximately $2,250,000 in cash. The proceeds derived from the PKW asset sale were largely used to reduce debt and to make additional financial resources available for working capital needs and third-party administration opportunities.

Recent Developments/Business Strategy

     Anchor's strategy is to expand its third-party administration services by:
(a) continuing to develop through its marketing partners specialized affiliated business units that target selected insurance industry market segments defined by industry type, geographic location and consumer demographics; (b) creating new products and services; and (c) strengthening management, sales and marketing staff. In conjunction with this strategy, effective December 31, 1998, Anchor sold certain assets and all of the insurance brokerage accounts of PKW to an unrelated third party purchaser. Proceeds derived from this sale have been largely used to reduce debt and to make additional financial resources available for working capital needs and third-party administration opportunities. In addition, Anchor manages its affairs by achieving expansion through internal growth of its existing and new product lines. Anchor also regularly considers acquisition and merger opportunities and other business expansion alternatives.

Employees

     As of March 12, 1999, Anchor and its subsidiaries employed approximately
175 full-time employees.    In connection with the PKW asset sale, approximately
36 employees who worked at PKW were terminated and were rehired by the purchaser, effective December 31, 1998. None of Anchor's employees are presently represented by a union or covered by a collective bargaining agreement. Anchor believes its employee relations are good.

Regulation

     The activities of Anchor that involve insurance related third-party administration are subject to licensing and regulation by the jurisdictions in which such activities are conducted. In addition to regulatory requirements applicable to Anchor, most jurisdictions require that individuals engaged in insurance brokerage activities be personally licensed. As a result, a number of Anchor's employees are so licensed. Anchor's operations depend on the validity of and its continued good standing under the licenses and approvals pursuant to which it operates. Licensing laws and regulations vary from jurisdiction to jurisdiction. In all jurisdictions, the applicable licensing laws and regulations are subject to amendment or interpretation by regulatory authorities. Such authorities generally are vested with broad discretion as to the granting, renewing and revoking of licenses and approvals.

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

Inflation

     Partially in response to general inflation and increased costs, the health insurance industry continuously seeks to achieve greater savings from the medical services industry. The health insurance industry, in general, and the insurance claims administration and service industry, in particular, continues to undergo significant consolidation. The primary driver of this process is the major investment in infrastructure required to maintain a competitive position. The focus on systems which improve productivity and accommodate electronic data interchange increasingly requires service providers to achieve a certain critical mass to be cost effective.

     At the same time, significant opportunities are emerging from the consolidation process, as employers seek quality service and stability for their group benefit plans. Third-party administrators who apply state-of-the-art systems, are cost-effective and seek to be flexible in delivering their services have an opportunity to substantially expand their client base.

Competition

     The insurance claims administration and service business is highly competitive and there are many claims administration and service organizations who actively compete with Anchor in every area of its business. Anchor competes directly with national insurance administrators, insurance companies and health maintenance organizations that market their own products, through independent agencies, brokers and third-party administrators, as well as with entities which self insure or sponsor other insurance programs. Many of these competitors are larger than Anchor and have greater resources. Anchor seeks to compete by specializing in specific market segments, developing specialty products for those markets, and maintaining relationships with consumers by providing personal service normally associated with small local businesses, together with the expertise, flexibility and diversity of products that can only be provided by a larger firm.

     Anchor believes it has several competitive advantages, including: (a) a growing market share within its current operating territory as one of the top administration firms in the western states; (b) proven ability to identify and close acquisitions; (c) a public equity currency; and (d) an experienced management team whose operating philosophy is committed to preserving and enhancing acquired companies' value.

Item 2.  Properties

     Anchor leases approximately 32,099 rentable square feet of office space at its executive offices at 1800 Sutter Street, Suite 400, Concord, California 94520. From November 1, 1994 through October 31, 1999, Anchor must pay rent of $1.40 per rentable square foot per month (approximately $44,939 per month), and from November 1, 1999 through October 31, 2004, Anchor must pay rent of $1.75 per rentable square foot per month (approximately $56,173 per month). Following the December 31, 1998 sale of PKW, Anchor subleased 10,692 rentable square feet of this office space to the purchaser of PKW (approximately $14,969 per month from January 1, 1999 through October 31, 1999, and approximately $18,711 from November 1, 1999 through October 31, 2004). Anchor also has an option to lease additional office space at its executive offices in Concord.

     In addition to the leased space it currently occupies in Concord, Anchor has a lease obligation on approximately 13,128 rentable square feet of office space in Oakland, California; Harden-AZ leases approximately 9,025 rentable square feet of office space in Scottsdale, Arizona; PHA leases approximately 17,510 rentable square feet of office space in Portland, Oregon and approximately 500 rentable square feet of office space in Las Vegas, Nevada. Anchor must now pay rent of between $1.75 and $2.00 per rentable square foot per month under PKW's prior lease in Oakland, California, which expires on November 30, 1999. Harden-AZ must pay rent under its lease for 6,992 rentable square feet, which expires May 31, 2002, of between $0.84 and $0.90 per rentable square foot per month, and for 2,033 rentable square feet, which expires November 30, 1999, $1.25 per rentable square foot per month. PHA must pay rent in Portland, Oregon of $1.40 per rentable square foot per month, which expires on December 31, 1999 and $1.50 per rentable square foot per month for 500 rentable square feet in Las Vegas, Nevada, which expires on June 1, 1999.

     Anchor had relocated PKW's office in December 1994 to Anchor's office space in Concord, California and subleased PKW's offices in Oakland. In May 1995, December 1995, and October 1997, PKW entered into subleases with respect to 82%, 10% and 8%, respectively, of PKW's prior office space in Oakland. The amounts, classified as short and long-term liabilities with respect to the PKW leases, reflect the shortfall between sublease income to be received and PKW's lease expense to be paid. Following the sale of PKW, Anchor has assumed this remaining obligation which expires on November 30, 1999.

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

Item 4.  Submission of Matters to a Vote of Security Holders

     None.

                                 PART II

Item 5.  Market for Registrant's Common Equity and Related Shareholder Matters

     Prior to the consummation of the merger with System in January 1995, Anchor was a privately held California corporation with approximately 63 shareholders. Consequently, there was no established trading market for Anchor's common stock. As of March 12, 1999, there were approximately 4,710,057 shares of Anchor's common stock outstanding, held by approximately 2,000 shareholders of record.
As of March 12, 1999, there also were warrants to purchase 912,042 shares of common stock and options to purchase 538,000 shares of common stock of Anchor outstanding. The following table sets forth historical trade information for Anchor common stock.

============================================================================================================
Common Stock Quarterly Trade History       Quarterly Volume       Quarterly High/Ask       Quarterly Low/Bid
------------------------------------------------------------------------------------------------------------
March 31, 1997                                 104,600                     1.25                      0.75
------------------------------------------------------------------------------------------------------------
June 30, 1997                                   51,000                     1.04                      0.61
------------------------------------------------------------------------------------------------------------
September 30, 1997                              46,400                     0.96                      0.63
------------------------------------------------------------------------------------------------------------
December 31, 1997                               23,100                     0.95                      0.72
------------------------------------------------------------------------------------------------------------
March 31, 1998                                  87,300                     0.94                      0.67
------------------------------------------------------------------------------------------------------------
June 30, 1998                                   90,900                     0.71                      0.60
------------------------------------------------------------------------------------------------------------
September 30, 1998                             160,300                     0.49                      0.32
------------------------------------------------------------------------------------------------------------
December 31, 1998                               23,100                     0.46                      0.23
============================================================================================================

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

Item 6.  Selected Financial Data

     The following table sets forth certain historical information for Anchor which is based on continued operations, and should be read in conjunction with, Anchor's audited financial statements that are being filed as part of this report.

==============================================================================================================================
                                               Anchor Pacific Underwriters, Inc.
                                                    Selected Financial Data
------------------------------------------------------------------------------------------------------------------------------
                                   1998                  1997                 1996               1995               1994
                                   ----                  ----                 ----               ----               ----
Revenues/1/                    $12,284,558            $6,977,330          $ 4,574,132        $ 5,269,554        $ 4,430,765

Income (Loss) before
other expenses, net/1/         $  (486,116)           $ (733,726)         $  (921,935)       $   (54,894)       $   249,988

Loss                           $  (775,330)           $ (946,691)         $(1,405,800)       $  (536,640)       $  (471,180)

Loss Per Share/2/                   $(0.16)               $(0.21)              $(0.37)            $(0.14)            $(0.16)

Weighted Average
Shares Outstanding/2/            4,710,057             4,612,153            3,766,176          3,819,605          3,022,658

Cash Flow From
Operations (Deficit)           $    83,960            $ (406,752)         $(1,127,789)       $   475,158        $  (534,364)

Total Assets                   $ 7,655,324            $7,452,310          $ 8,423,690        $10,173,428        $10,707,204

Total Long-Term Liabilities    $ 1,311,568            $1,785,309          $   872,950        $ 1,753,849        $ 1,408,747

Shareholders' Equity (Deficit) $  (301,088)           $  457,242          $ 1,107,231        $ 1,563,032        $ 2,740,463
===========================================================================================================================

/1/ Consistent with Anchor's audited financial statements set forth elsewhere in this Annual Report, both Revenues and Income (Loss) before other expenses, net, include interest income.

/2/ Earnings (Loss) Per Share and Weighted Average Shares Outstanding have been retroactively restated to reflect the effects of the 10 for 1 stock split effected January 6, 1995.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

     Historically, Anchor derived a majority of its revenues from third-party administration services. As a result of its acquisitions made during 1994 and 1996, Anchor significantly increased the percentage of its revenues derived from property and casualty insurance brokerage activities. Based on a strategic decision in 1998 to focus on its third-party administration business, Anchor sold its insurance brokerage business at year-end 1998. This sale will allow Anchor to reduce debt and to make additional financial resources available for
working capital needs and third-party administration opportunities.   In July
1997 and January 1998, Harden entered into new contracts through its marketing partners to provide third-party administration services in Los Angeles, California and Portland, Oregon. As a result of declining revenue on the Los Angeles business due to carrier rate increases, the Los Angeles, California office was closed at the end of February 1999, with the remaining business now being serviced from the Concord, California office. Management expects that the revenues derived from third-party administration services provided out of the Portland, Oregon office will continue to increase.

     Anchor has taken steps to strengthen the sales management at Harden Group by hiring seasoned sales and marketing executives to take over marketing responsibilities. Product development and new product sales continue to be a top priority, as does geographical diversification into other states and marketing territories. Marketing for new business began in 1996 and coincided with the release of new products by Harden Group. Market reaction to these changes has been encouraging. Harden Group has been successful in securing an alternative insurance carrier to strengthen and broaden their product offerings in the small group market, as well as facilitate geographic diversification. This new insurance carrier has negotiated a multi-year, exclusive contract with Harden Group. Furthermore, Harden Group has entered into significant new contracts to provide third-party administration services through its marketing partners. Management anticipates that these new contracts will increase the
revenues Anchor derives from third-party administration services.   As a result
of the new administration services operation, PHA in Portland, Oregon, the revenues derived from third-party administration services have substantially increased and has provided a platform for marketing expansion in the northern tier of the western states (Oregon, Washington, Idaho and Nevada).

Results of Continuing Operations -- Years Ended December 31, 1998, 1997 and 1996

Revenues

     Total Revenues. Total revenues for 1998 were $12,284,558, an increase of $5,307,228, or 76%, over 1997 revenues of $6,977,330. The increase in revenue was primarily due to the increase in fee income derived from third-party administration services at Harden Group. Anchor's revenues vary from quarter to quarter as a result of the timing of policy renewals and net new/lost business production, whereas expenses are fairly uniform throughout the year.

     Fees. Fees from Harden Group, (including underwriting and risk analysis) services for 1998 were $12,273,067, an increase of $5,320,412, or 76%, as compared to $6,952,655 in fees for 1997. This increase in fee income is largely the direct result of new business generated from projects associated with the new administrative contracts, as discussed above, and administrative fees generated from the release of new products.

     Fee revenues generated by Anchor in 1998 from third-party administration services consist of revenues generated by Harden Group. The third-party administration revenues are substantially derived from: (a) an insurance product underwritten by one insurance carrier, which is A- (Excellent) rated; and (b) the administration of insurance programs underwritten by various insurance carriers for a number of self-insured employers. Self-insurance is an alternative to fully insured programs in which a client assumes a manageable portion of its insurance risks, usually (although not always) placing the less predictable and larger loss exposure with an excess loss insurance carrier.

     Interest Income. Interest income consists of interest earned on funds held in fiduciary accounts and interest earned on investments. Interest income was $11,491, $24,675 and $61,710 in 1998, 1997 and 1996, respectively. As interest rates have fallen in recent years, the income earned on funds held in fiduciary accounts has been reduced.

Expenses

     Total Expenses. Total operating expenses for 1998 were $12,770,674, an increase of $5,059,618, or 66%, as compared to 1997 operating expenses of $7,711,056. As discussed below, the increase in total expenses resulted primarily from an increase in selling, general and administration expenses and employee compensation and benefits resulting from the expansion of third-party administration services business at Harden Group.

     Employee Compensation and Benefits. Employee compensation and benefits for 1998 were $8,067,801, an increase of $3,423,612, or 74%, as compared to 1997 employee compensation of $4,644,189. The increase related primarily to staffing needs required to service new third-party administration projects at Harden Group.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $4,702,873, $3,066,867 and $2,394,961 in 1998, 1997 and 1996, respectively. The $1,636,006, or 53%, increase in 1998, as compared to 1997, resulted primarily from expenses associated with the increased third-party administration services business at Harden Group. General and administrative expenses include rent, travel, insurance, postage, telephone, supplies and other miscellaneous expenses.

     Interest Expense. Interest expense was $221,871, $240,488 and $337,263 in 1998, 1997 and 1996, respectively. The decrease in interest expense in 1998, as compared to 1997, was due to decreased borrowings under the bank loan.

     Amortization of Goodwill and Other Intangibles. Goodwill represents the excess of the cost of acquisitions over the fair value of net assets acquired. Other intangibles include covenants not to compete, customer lists and other contractual rights. Amortization of goodwill and other intangibles was $50,705, $45,067 and $140,058 in 1998, 1997 and 1996, respectively. The increase in amortization of goodwill and other intangibles is a result of increased intangibles at Harden-AZ.

Income Taxes

     Anchor's expense for income taxes was $9,956, $(4,030), and $6,830 in 1998, 1997 and 1996, respectively. An analysis of Anchor's provision for income taxes is presented in Note 8 of the Notes to Consolidated Financial Statements.

Results of Discontinued Operations - Year Ended December 31, 1998

Revenues

     The total revenues from Anchor's discontinued insurance brokerage business in 1998 were $3,069,459. Revenues were primarily related to commissions for property and casualty insurance brokerage services (net of sub-broker commissions) and generally were recognized as of the effective date of the insurance policy, except for commissions on installment premiums, which were recognized periodically as billed. Commissions for 1998 were $3,017,939. Interest income, which consisted of interest earned on insurance premiums and other funds held in fiduciary accounts and interest earned on investments was $51,520.

Expenses

     The expenses relating to Anchor's discontinued insurance brokerage business in 1998 were $2,875,350. These expenses were attributed to employee compensation and benefits of $2,019,044, selling, general and administrative expenses of $628,980 and amortization of goodwill and other intangibles of $170,134. In addition, interest expense for 1998 was $57,192.

Liquidity and Capital Resources

     Anchor reported net cash flows provided by operations of $83,960 for the twelve months ended December 31, 1998, compared to net cash flows used by operations of $(406,752) for the twelve months ended December 31, 1997. During 1998, Anchor met its operating and capital needs from several sources, including borrowing under its existing credit agreements and the proceeds from the sale of Series B Debentures (as discussed below).

     In 1995, Anchor issued $370,000 of 10% Convertible Subordinated Debentures (the "Debentures"). Investors holding $270,000 of the Debentures, including seven members of the Board of Directors, converted their debentures into 200,000 shares of Anchor's common stock at $1.35 per share. These conversions reduced Anchor's outstanding indebtedness by $270,000 and, in turn, increased shareholders' equity by $270,000. As of March 12, 1999, $40,000 of the Debentures had been repaid in full, and $60,000 remained outstanding under the terms of the Debentures.

     During 1996, Anchor raised $225,000 from five members of the Board of Directors and other qualified investors through the issuance of 10% Subordinated Bridge Notes with a Warrant to Purchase Shares of Anchor Common Stock ("Bridge Notes"). The basic terms of the Bridge Notes were: (a) 10% interest per annum, paid in arrears; (b) one year term; (c) for every $10,000 of principal invested, the purchaser received a five year warrant to purchase 1,000 shares of Anchor common stock at a purchase price of $1.75 per share; (d) "piggyback" registration rights for three years; and (e) subordination provisions that subordinate the Bridge Notes to Anchor's "Senior Debt" (as defined in the Bridge Notes).

     In February 1997, Anchor offered the purchasers of said Bridge Notes an opportunity to either change the terms of the warrants underlying the Bridge Notes or to participate in the 1997 Offering (discussed below), by exchanging the Bridge Notes. The basic terms of the two alternatives were: (a) in lieu of receiving a five year warrant to purchase 1,000 shares of Anchor common stock at a purchase price of $1.75 per share, for every $10,000 in principal invested, the purchaser would receive a five year warrant to purchase 2,000 shares of Anchor common stock at a purchase price of $1.35 per share; or (b) be allowed to participate in the 1997 Offering by exchanging the Bridge Notes and receiving in return (i) interest at the rate of 10% per annum up to the date of conversion;
(ii) Anchor common stock in place of the Bridge Notes at a conversion price equal to $0.90 per share; and (iii) a five year warrant, equal to the number of shares issued in place of the Bridge Notes, with the right to purchase Anchor's common stock at a purchase price of $0.90 per share. Purchasers representing $180,000 of said Bridge Notes chose alternative (a) above, and the remaining $45,000 chose alternative (b) above. Certain purchasers agreed to extend the term of the Bridge Notes. As of March 12, 1999, $80,000 of the Bridge Notes remained outstanding.

     During 1997, Anchor raised $305,000 from seven members of the Board of Directors and other qualified investors through a private offering of Anchor common stock along with warrants to acquire shares of Anchor common stock (the "1997 Offering"). Anchor utilized a substantial portion of the proceeds from the 1997 Offering to support current and future working capital needs of Anchor. The basic terms of the 1997 Offering were: (a) up to 555,000 shares of Anchor common stock available at a purchase price of $0.90 per share; (b) five year warrants to acquire one share of Anchor common stock for each share of Anchor common stock purchased at an exercise price of $0.90 per share; (c) "piggyback" registration rights for three years; and (d) anti-dilution protection for stock splits, stock dividends, recapitalizations and reorganizations.

     At the end of the third quarter 1998, Anchor commenced raising additional funds from members of the Board of Directors and other qualified investors by offering 10% Convertible Subordinated Debentures, Series B (the "Series B Debentures"). At the close of said offering on January 25, 1999, Anchor had raised $495,000, $200,000 from its primary bank lender and the remaining $295,000 from five members of the Board of Directors and other qualified investors. Anchor has utilized a substantial portion of the proceeds from the Series B Debentures to support current working capital needs. The basic terms of the Series B Debentures were: (a) 10% interest, payable semi-annually in arrears; (b) two year maturity; (c) conversion price of $0.50 per share; (d) "Piggyback" registration rights for three years; (e) for each $5,000 of Series B Debentures acquired, an investor received a five year warrant to acquire 2,000 shares of Anchor common stock at an exercise price of $0.50 per share; and (f) subordination provisions that subordinate the Series B Debentures to Anchor's "Senior Debt" (as defined in the Series B Debentures). The Series B Debentures contained a provision that permit Anchor to redeem all or a portion of their Series B Debentures, at par, plus any outstanding interest, in the event Anchor sold Putnam, Knudsen & Wieking, Inc. ("PKW") for an amount in excess of $2 million. As a result of the December

31, 1998 sale of PKW at a purchase price in excess of $2 million, Anchor has as of March 12, 1999, repurchased $230,000 of the Series B Debentures, with $265,000 still outstanding.

     Capital and certain acquisition related expenditures were $284,509 and $108,364 for the twelve months ended December 1998 and 1997, respectively. The largest 1998 expenditures primarily involved the acquisition of furniture, fixtures and computer equipment at the new PHA, Portland, Oregon location.

     Short-term borrowings, current portion of long-term debt and current portion of long-term liabilities at December 31, 1998, totaling in the aggregate $1,894,018 (as compared to $1,203,216 at December 31, 1997), consisted of: (a) $998,000 representing the current portion of a term bank loan further described below; (b) approximately $104,480 of future fixed payments under a consulting agreement entered into with a company affiliated with the former shareholders of Harden-AZ; (c) $113,650 representing the current portion of obligations with regard to certain real property leased by PKW prior its acquisition by Anchor and relocation to Anchor's executive offices; (d) $60,000 of the Debentures;
(e) $140,000 of the Bridge Notes; (f) $200,000 of the Series B Debentures; (g) approximately $94,800 representing obligations relating to the purchase of furniture, fixtures and computer equipment at the PHA location; and (h) approximately $183,088 for certain other current liabilities.

     On September 30, 1997, Anchor obtained a $1,600,000 bank loan. The basic terms and conditions of this loan are: (a) monthly interest payments equal to the bank's prime rate, plus 2.5%; (b) five year term; (c) monthly principal payments in installments of $26,666 (Not withstanding the foregoing, 75% of Anchor's monthly EBITDA shall be applied to principal to the extent such percentage of monthly EBITDA is required to make the scheduled payment of principal. To the extent that 75% of monthly EBITDA falls short of the required principal payment, the difference shall be added to the final payment); and (d) a five year warrant to acquire 95,000 shares of Anchor common stock at a purchase price of $1.75 per share. The proceeds of the loan were used to retire outstanding credit facilities with another bank.

     On December 22, 1997, the bank that provided Anchor with the $1,600,000 term loan also provided Anchor with a $250,000 loan to support current working capital needs of Anchor in connection with Harden Group's expansion in Portland, Oregon.

     On March 9, 1998, a term loan in the amount of $1,821,890 was entered into between Anchor and the bank combining both the $1,600,000 term loan and the $250,000 loan. The basic terms of this term loan were: (a) monthly interest payments equal to bank's prime rate, plus 2.5%; (b) maturity date of October 5, 2002; and (c) monthly principal payments in installments of $33,125 beginning April 5, 1998. All other terms and conditions contained in term loan dated September 30, 1997, including all amendments thereto and replacements therefor, remained in place.

     On June 2, 1998, a new term loan in the amount of $1,741,841 was entered into between Anchor and the bank which replaced the $1,821,890 term loan. The basic terms of this new term loan are: (a) monthly interest payments equal to bank's prime rate, plus 2.5%; (b) a maturity date of October 5, 2002; (c) monthly principal payments in installments of $16,500 beginning on June 5, 1998; and (d) deletion of the provision which required 75% of Anchor's monthly EBITDA to be applied to principal to the extent such percentage of monthly EBITDA was required to make the schedule payment of principal. All other terms and conditions of the term loan dated September 30, 1997, including all amendments thereto and replacements therefor, remain operative.

     Effective December 31, 1998, based on a strategic decision to focus on its third-party administration business, a purchase agreement was entered into between PKW, Anchor and Talbot Agency of California, Inc. ("Talbot") whereby Talbot acquired certain of PKW assets, including insurance brokerage accounts. Consideration for said purchase was cash which was delivered at closing, January 15, 1999, based on a purchase price of 4.5 times EBITA, which was $2,250,000. The proceeds of the sale have been used by Anchor to reduce debt and to direct additional resources to third-party administration opportunities.

     At December 31, 1998, long-term liabilities and long-term debt, less the current portion discussed above, totaled $1,311,568 (as compared to $1,785,309 at December 31, 1997), and primarily consisted of: (a) $628,342 representing the long-term portion outstanding under a term bank loan further described above; (b) approximately $327,795 representing deferred rent with regard to certain real property currently leased by Anchor; (c) $230,000 of Series B Debentures, and (d) approximately $125,431 for certain other long-term liabilities. In May 1995, PKW entered into a sublease with respect to 82% of PKW's prior office space. The sublease expired on September 30,

1997, and was extended by the subtenant through November 30, 1999, the date on which the term of the master lease expires and requires PKW to provide a multi-year rent subsidy. In December 1995, PKW entered into a sublease with respect to an additional 10% of PKW's prior office space. The sublease expires on November 30, 1999, and ;requires PKW to provide a multi-year rent subsidy. In October 1997, PKW entered into a sublease with the respect to the remaining 8% of PKW's prior office space. The sublease expires on November 30, 1999, and requires PKW to provide a multi-year rent subsidy.

     Anchor has not paid cash dividends in the past and does not expect to pay cash dividends in the foreseeable future.

Strategy

     Until recently, Anchor's business has consisted of two basic operations:
(i) third-party administration services (Harden Group); and (ii) property and casualty insurance brokerage (PKW).

     During the last several years, Anchor's third-party administration services have experienced steady expansion. Revenues derived from the operations of Harden Group, as a percentage of Anchor's overall revenues, have grown from 57% at December 31, 1996 to 80% at December 31, 1998. Conversely, Anchor's property and casualty insurance business has been subjected to considerable competition pressures through much of the 1990's. During this period the insurance industry has generally experienced over capacity which, in turn , has negatively impacted both insurance premiums and brokerage commissions. The financial results of PKW have reflected these developments.

     In light of these external and internal trends, the Board of Directors made a strategic decision to sell PKW, the property and casualty insurance brokerage operation. This transaction was completed, effective December 31, 1998.

     Anchor's current strategy is to focus on expanding Harden Group, its third-party administration services division by: (a) continuing to develop, through its marketing partners, specialized affiliated business units that target selected insurance industry market segments defined by industry type, geographic location and consumer demographics; (b) creating new products and services; and
(c) strengthening management, sales and marketing staff. In conjunction with this strategy, Anchor intends to seek to manage its affairs to achieve expansion through internal growth of its existing and new product lines. Anchor also intends to consider additional acquisition and merger opportunities in the third-party administration services business.

Recently Issued Accounting Statements

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS 133 requires that all derivatives be recognized at fair value in the balance sheet, and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists. SFAS 133 will be effective for fiscal years beginning after June 15, 1999. The Company does not currently hold derivative instruments or engage in hedging activities.

     Year 2000 Update

     Anchor's plan to achieve Year 2000 compliance in its electronic information
systems is proceeding on schedule.   A corporate team has been created to
coordinate the identification and implementation of the necessary changes required for computer systems and applications. Anchor has also recently hired an outside computer consultant, OASYS Networks, Inc. ("OASYS"), to assist in the management of the Year 2000 project. OASYS will be providing a Limited-Scope Assessment which is expected to provide a detailed analysis of all networked "objects" and compliance information on all installed applications that are not specific to the insurance industry, and will be limited to the PC, PC Network, and associated peripherals environment. During the course of this assessment, which is expected to be completed by end of the third quarter 1999. OASYS will:

     1. Develop an assessment project plan and a schedule to be approved by Anchor.

     2. Prepare a comprehensive inventory of network environment (Hardware). In connection with preparing such inventory, OASYS will identify and asset tag all equipment, record serial numbers, identify installed devices and identify BIOS manufacture and version information.

     3. Integrate Anchor's existing Year 2000 data into the OASYS reports and procedures, where applicable.

     4.  Conduct a comprehensive inventory of network environment
         (Software/Firmware).

     5. Test all functional computer hardware for Year 2000 and leap year compliance, where applicable.

     6. Collect compliance statements from vendors for non-testable hardware equipment (modems, routers, etc.). Cross-reference compliance data with Anchor's existing data, where applicable.

     7. Research and report compliance data on all COTS (Common Off The Shelf) applications.

     8. Build a project binder to track compliance statements and document all testing of hardware objects.

     9. Interview key personnel to identify various dependencies and interface risks that are not immediately apparent through the physical inventory process.

    10. Confer with Anchor's team to prioritize issues and create a Mission Critical listing of all hardware, software, dependencies and interfaces.

    11. Provide a database to Anchor which will be used to identify and track all new hardware objects introduced into the environment.

    12.  Prepare a closing Risk Analysis report.


     In addition, the OASYS team will begin providing Year 2000 Inbound and Outbound Compliance Communications on April 1, 1999. Inbound Year 2000 Compliance Communications involve requests from outside parties (such as venders, suppliers, etc.) for information and status on Anchor's Year 2000 compliance. Once received, OASYS will respond, document, track and service such requests with periodic summaries being reported to Anchor's team. Outbound Year 2000 Compliance Communications are requests initiated by Anchor seeking the status of another entities' Year 2000 compliance. These requests will be initiated, documented and tracked by OASYS.


       Anchor's team is also focused on obtaining mainframe Year 2000 compliance at its three principal offices located in Concord, California, Scottsdale, Arizona and Portland, Oregon. The status of the effort for each office is described below.


       Harden-CA (Concord, CA):
       ---------------------------

       Hardware:             Current operating system is under review; scheduled
                             compliance by the end of third quarter 1999.

       Software:             Both the billing and claims systems are being
                             upgraded; scheduled compliance by the end of third
                             quarter 1999.

       Conversion:           Converting the entire system to the Resource
                             Information Management System, version 2.7
                             ("RIMS"), which is Year 2000 compliant. Conversion
                             scheduled for completion by mid-year 2000.


       Harden-AZ (Scottsdale, AZ):
       ---------------------------

       Hardware:           Current operating system is Year 2000 compliant.
       Software:           Currently on RIMS, 2.7 which is Year 2000 compliant.
       Upgrades:           Recently upgraded software and hardware.


       Harden-PHA (Portland, OR):
       --------------------------

       Hardware:           Current operating system is under review; scheduled
                           compliance by the end of third quarter 1999.
       Software:           Claims system is currently Year 2000 compliant.
                           Billing system is being upgraded, scheduled
                           compliance by the end of second quarter 1999.
       Conversion:         Converting entire system to RIMS, which is Year 2000
                           compliant. Conversion scheduled for completion by year-end 2000.

       Anchor's team is working to complete programming efforts for the Year 2000 related projects by September 30, 1999, with final certification testing occurring during the remainder of the 1999 year. Anchor's focus is not only on its internal systems, but also upon the compliance of its key business partners, vendors, and other suppliers. Management believes that the redeployment of Anchor's resources will not adversely impact new product or software development. The total cost of Year 2000 compliance is not expected to be material to the company's financial position. The estimated total cost of the Year 2000 Project is estimated to not exceed $250,000.

       The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect Anchor's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of its key business partners, vendors, and other suppliers, Anchor is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on Anchor's results of operations, liquidity or financial condition. Anchor believes that, with the completion of the Project as currently scheduled, the possibility of significant interruptions of normal operations should be reduced.

       Readers are cautioned that forward-looking statements contained in the Year 2000 Update should be read in conjunction with Anchor's disclosures below under the head "Forward-Looking Information".

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

       Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified based on current expectations. Consequently, future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements contained in this Annual Report. Statements in this Annual Report, particularly in the Notes to Financial Statements, "Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations", and "Year 2000 Update", describe certain factors, among others, that could contribute to or cause such differences. Such forward-looking statements involve risks and uncertainties, and actual results could differ from those described herein. While the statements represent management's current judgment as to the near-term future prospects of its business, such risks and uncertainties could cause actual results to differ from the above statements. Factors which could cause actual results to differ include the following:
Harden Group's relationship with new insurance carriers and marketing partners and their ability to effectively provide third-party administration services; controlling operating costs; the impact of competitive products, pricing and services; the availability of capital to finance operations and future expansion; the cyclical nature of the health insurance markets; and unanticipated regulatory changes.

Item 8.  Financial Statements and Supplementary Data

         The following financial statements for Anchor appear on pages F-1 through F-21 of this report:

         Report of Independent Auditors

         Consolidated Balance Sheets as of December 31, 1998 and 1997

         Consolidated Statements of Operations for the years ended December 31, 1998, 1997 and 1996

         Consolidated Statements of Shareholders' Equity for the years ended December 31, 1998, 1997 and 1996

         Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996

         Notes to Consolidated Financial Statements

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

         None.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

         The experience and background of each of the directors and nominees are set forth below.

============================================================================================================================
                                                 Year First
                                                  Became a
Name                           Age                Director       Positions with Anchor
----------------------------------------------------------------------------------------------------------------------------
James R. Dunathan              62                   1987         President and Chief Executive Officer since 1987
                                                                 and a Director

Earl Wiklund                   51                   1987         Senior Vice President, Chief Financial Officer
                                                                 and Secretary since 1987 and a Director

Audie J. Dudum                 66                   1987         Chairman of the Board since November 30, 1994 and
                                                                 a Director

Steven A. Gonsalves            44                   1993         Director

Lawrence A. Hayes              44                   1996         Director

R. William MacCullough         57                   1987         Director

Gary H. Rittenhouse            52                     --         Nominee

Donald B. Putnam               66                   1994         Director

Michael R. Sanford             58                   1987         Director

Gordon M. Silverstein          53                   1997         Director

James P. Wieking               67                   1994         Director
============================================================================================================================

     James R. Dunathan. Mr. Dunathan has over 40 years of experience in the insurance industry and his family has been involved in the insurance industry since 1880. He joined Harden in 1985 and initiated the formation of Anchor in late 1986. Mr. Dunathan served as a member of the Board of Directors of the Professional Insurance Agents Association for 11 years and as President of such Association from 1975 to 1976. Currently Mr. Dunathan serves on the Business Leaders Alliance for Contra Costa County, an appointment made by the County Board of Supervisors. He also serves as a Director of the Barbara Milliff Children's Center in Concord, California, a non-profit school for children with developmental disabilities. Mr. Dunathan completed his undergraduate studies at Ohio State University; and served actively in the U.S. Navy as a naval aviator while he continued graduate work at the U.S. Armed Forces Institute in Japan.

     Earl Wiklund. In addition to his duties at Anchor, Mr. Wiklund also serves as the Chief Executive Officer of Anchor's third-party administration division, Harden Group. He has over 30 years of experience in various operational, administrative and financial management positions. Mr. Wiklund joined Harden in 1984 as Vice President, Finance. From 1993-1996, Mr. Wiklund served on the Board of Director's of the Health Care Administrators Association ("HCAA"), formerly known as the Independent Administrators Association, a trade organization which provides a forum for the exchange of ideas and information among health care administrators.

During this same period he also served as both a member of the Legislative Committee and as Treasurer. Mr. Wiklund graduated from California State University, Sacramento, with a B.S. degree and received his M.B.A. from St. Mary's College. He also serves as Chairman of Anchor's Audit, Budget & Finance Committee.

     Audie J. Dudum. Since 1969, Mr. Dudum has served as President of Ramallah, Inc., a manufacturer and distributor of linens and domestics with customers throughout the Western United States and Hawaii. Mr. Dudum has also been actively involved in the Ramallah Federation, a national organization founded as a coalition of immigrants from the Middle East to offer financial, educational and political assistance to such immigrants. For nearly 20 years he has served, both nationally and regionally, as a board member of the Ramallah Federation and was its President in 1983. Mr. Dudum attended City College of San Francisco.

     Steven A. Gonsalves. Mr. Gonsalves has been the President of Gonsalves & Santucci, Inc. since 1986. Gonsalves & Santucci, Inc. is involved in commercial and residential concrete construction, steel reinforcing and concrete pumping in the greater San Francisco Bay Region. In addition, he has been President and
Chief Executive Officer of Reliable Trucking, Inc. since 1989.   Mr. Gonsalves
attended Utah State University.

     Lawrence A. Hayes. Mr. Hayes is a Senior Advisor with Hoefer & Arnett, Incorporated, an investment banking firm headquartered in San Francisco. Prior to joining Hoefer & Arnett in 1996 he was a Senior Advisor at Bentley Associates L.P. from 1995-96, Director in the Financial Services Industry Group of Prudential Securities from 1987-95, and Senior Vice President overseeing the Insurance Ratings Group of Standard and Poor's from 1982-87. Mr. Hayes received a B.S. degree in Business Administration from Northeastern University and holds an M.B.A. degree from Babson College. Mr. Hayes is a Chartered Financial Analyst.

     R. William MacCullough. Since 1994, Mr. MacCullough has been a Vice President with the Bank of Oakland. He has over 30 years of experience in the financial services industry in the San Francisco Bay Area. His career includes various positions at Bank of America, Barclay's Bank, Meridian National Bank and the Firemen's Fund Insurance Company. Prior to his current position, he was Senior Credit Administrator for Fireman's Fund Insurance Company from 1991 to 1994.

     Gary H. Rittenhouse. Mr. Rittenhouse is the Senior Vice President - Strategic Initiatives and Group Special Markets Division of Guarantee Mutual Life Company ("Guarantee"). He began his career with Guarantee Life in 1970 following his graduation from the University of Nebraska, Omaha campus. Group Special Markets' primary responsibility centers around providing specialized products and services, including Excess Loss, to alternate distribution systems for marketing and administration. In addition to operation responsibility for Group Special Markets Division, Mr. Rittenhouse is a key member of the Merger and Acquisition business unit which is responsible for identifying and acquiring companies or blocks of business which meet identified parameters.

     Donald B. Putnam. Mr. Putnam is Chairman of the Executive Committee of Putnam, Knudsen & Wieking/Talbot. An insurance professional with over 40 years of experience, Mr. Putnam has been actively involved as a director or officer of many California insurance associations and served as Director of the National Association of Insurance Brokers (NAIB) and Intersure, an international affiliation of insurance brokers. He has also served as Chairman of the NAIB-PAC. Mr. Putnam is a Business School graduate from the University of California, Berkeley.

     Michael R. Sanford. Since 1991, Mr. Sanford has been the President and Chief Executive Officer of the Bank Oakland. He has over 30 years of experience in the banking industry. His career includes serving as President and Chief Executive Officer of Meridian National Bank and director of the Alex Brown Financial Group.

     James P. Wieking. Mr. Wieking is the Executive Vice President of Putnam, Knudsen & Wieking/Talbot. He has been active in the insurance business for 40 years. Mr. Wieking was formerly the owner of Wieking, Connolly & Associates in Oakland, which merged with PKW in 1983. Mr. Wieking has been involved in various civic and professional associations and has served as a board member of the Pacific Network Group and the Independent Insurance Agents Association. He is a graduate of the University of California, Berkeley.

     The only director of Anchor who holds a directorship in any company (other than Anchor) with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, is Mr. Sanford, who serves on the board of directors of the Bank of Oakland. No director or executive officer of Anchor has a family relationship to another director or executive officer of Anchor.

     The following information is provided regarding certain executive officers of Anchor and/or its subsidiaries.

==============================================================================================================
Name                              Age                     Position                                  Held Since
--------------------------------------------------------------------------------------------------------------
James R. Dunathan                 62       President, Chief Executive Officer and                       1987
                                           Director of Anchor

Earl Wiklund                      51       Senior Vice President, Chief Financial                       1987
                                           Officer, Secretary and Director of Anchor
                                           Chief Executive Officer of Harden Group

Carol J. Haynosch                 45       Senior Vice President, Human Resources,                      1994
                                           Corporate Affairs, and Assistant Secretary
                                           of Anchor

Lynn A. Boyd                      54       President of Harden-CA                                       1996

Raymond P. Petersen               61       Executive Vice President of Harden-CA                        1996

Thomas O. Hedford                 58       President of PHA                                             1998

Stuart Rosendahl                  54       Vice President Marketing of PHA                              1998

Robert H. Rath                    54       President of Harden-AZ                                       1997

Jerry Turney                      51       Vice President Marketing of Harden-AZ                        1998

============================================================================================================

     James R. Dunathan. Mr. Dunathan has over 40 years of experience in the insurance industry and his family has been involved in the insurance industry since 1880. He joined Harden in 1985 and initiated the formation of Anchor in late 1986. Mr. Dunathan served as a member of the Board of Directors of the Professional Insurance Agents Association for 11 years and as President of such Association from 1975 to 1976. Currently Mr. Dunathan serves on the Business Leaders Alliance for Contra Costa County, an appointment made by the County Board of Supervisors. He also serves as a Director of the Barbara Milliff Children's Center in Concord, California, a non-profit school for children with developmental disabilities. Mr. Dunathan completed his undergraduate studies at Ohio State University; and served actively in the U.S. Navy as a naval aviator while he continued graduate work at the U.S. Armed Forces Institute in Japan.

     Earl Wiklund. In addition to his duties at Anchor, Mr. Wiklund also serves as the Chief Executive Officer of Anchor's third-party administration division, Harden Group. He has over 30 years of experience in various operational, administrative and financial management positions. Mr. Wiklund joined Harden in 1984 as Vice President, Finance. From 1993-1996, Mr. Wiklund served on the Board of Director's of the Health Care Administrators Association ("HCAA"), formerly known as the Independent Administrators Association, a trade organization which provides a forum for the exchange of ideas and information among health care administrators. During this same period, he also served as a member of the Legislative Committee and as Treasurer. Mr. Wiklund graduated from California State University, Sacramento, with a B.S. degree and received his M.B.A. from St. Mary's College. He also serves as Chairman of Anchor's Audit, Budget & Finance Committee.

     Carol J. Haynosch. Ms. Haynosch joined Anchor in 1994 with more than 25 years experience in legal, banking and insurance. Prior to joining Anchor, Ms. Haynosch was the Vice President of an insurance and diversified financial services company, and a Vice President of a national bank. In addition to her responsibility to oversee human resources, Ms. Haynosch's responsibilities
include corporate compliance, due diligence and SEC reporting.   She also serves
as an ex-officio member of Anchor's Compensation and Personnel Committee.

     Lynn A. Boyd.   Mr. Boyd joined Harden-CA in 1991.  He has over 30 years
experience in the group health insurance field including positions with Blue Cross and large insurance brokerage agencies. In his capacity as President, he is responsible for the daily operation of Harden-CA as well as focusing on the production of large self-insured and fully insured accounts. Mr. Boyd also
serves on the Harden-CA Executive Committee.   Mr. Boyd is a CLU, ChFC and
currently serves as a member of the Board of Directors of the HCAA. Mr. Boyd also served as President of the HCAA from 1997-1998. He received his B.S.B.A. from the University of Denver with a major in Finance and a minor in Accounting.

     Raymond P. Petersen. Mr. Petersen joined Harden-CA in 1987 following several years with Marsh-McLennan Associates in San Francisco. His 30 plus years in the insurance industry include sales management and marketing positions for both property and casualty and group health benefits companies. At Harden-CA he is responsible for the development of sales from sponsored programs for state associations and trade groups. Another priority for him is directing the network of contracted General Agents and their dedicated producers. Mr. Petersen serves on the Harden-CA Executive Committee.

     Thomas O. Hedford.    Mr. Hedford originally joined PHA in 1968 when it was
formerly owned by Beneficial Life Insurance Company. PHA was acquired by Harden Group in 1998 and is now operated as a division of Harden-CA. His sales responsibilities at PHA primarily focus on the production of self-insured and large case fully insured accounts. Mr. Hedford also is responsible for the daily operational functions of PHA. He has been active in actuarial organizations and served on insurance industry boards. From 1995-1998 he served as Chairman of the Oregon Medical Insurance Pool Board and from 1996-1998 he was the Treasurer of the Oregon Life and Health Guaranty Association. Mr. Hedford graduated from the University of Washington with a degree in Mathematics.

     Stuart Rosendahl. Mr. Rosendahl originally joined PHA in 1995 when it was formerly owned by Beneficial Life Insurance Company after serving ten years with Blue Cross Blue Shield of Oregon. PHA was acquired by Harden Group in 1998 and is now operated as a division of Harden-CA. At PHA, Mr. Rosendahl is responsible for new business development, consulting, client management and
retention.   Mr. Rosendahl is active in the Oregon State Association of Health
Underwriters and is a member of the Self Insured Institute of America as well as various other insurance industry related organizations. He holds a Bachelor of Science degree from Oregon State University and has earned the professional designation of Certified Health Consultant (CHC).

     Robert H. Rath. Mr. Rath joined Harden-AZ in 1997 with 25 years of experience in the employee benefits administration field. His career includes extensive management experience in underwriting, sales and claims as well as Exclusive Provider Organization (EPO), Preferred Provider Organization (PPO) and Health Maintenance Organization (HMO) development and implementation. Mr. Rath is responsible for the daily operational functions of Harden-AZ as well as the development of business opportunities and the production of administration
services business.   For the past 13 years, Mr. Rath's activities have focused
on marketing and sales management of employee benefits plans in the Western
United States.    Prior to joining Harden-AZ, Mr. Rath was the President and
Director of L & H Administrators from 1995-1997, and President, Chief Executive Officer and Director of Western States Administrators from 1972-1995. He has also served as Director of the Society of Professional Benefit Administrators and Director and President of the HCAA. Mr. Rath serves on the Harden-AZ Executive Committee.

     Jerry Turney. Mr. Turney joined Harden-AZ in 1998 with over 20 years of experience in the design and sales of employee benefit programs. Prior to joining Harden-AZ, Mr. Turney was the Western Regional Manager with American Trust Administrators from 1996-1998. He previously held sales and marketing management positions within the Blue Cross/Blue Shield system in the San Francisco, Los Angles and Phoenix areas. At Harden-AZ, Mr. Turney is responsible for new business development and client retention. Mr. Turney is a member of the Board of Directors of the Greater Phoenix Health Underwriters.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") requires Anchor's directors and executive officers, and any person who owns more than ten percent of Anchor's common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of Anchor's common stock. Directors, executive officers and greater than ten-percent shareholders are required by SEC regulations to furnish Anchor with copies of all Section 16(a) forms they file. To Anchor's knowledge, based solely on review of the copies of such reports furnished to Anchor and written representations that no other reports were required, during the fiscal year ended December 31, 1998, all such persons required to file reports were in compliance with the applicable
Section 16(a) filing requirements.

Item 11.  Executive Compensation

     The following table shows for the fiscal years ended December 31, 1998, 1997 and 1996, the compensation paid to the executive officers of Anchor, the executive officers of its subsidiary, Harden-CA's division, PHA and the executive officers of its former subsidiary, PKW, who performed significant policy making functions for Anchor, whose aggregate salaries and bonuses exceeded $100,000.

==================================================================================================================================
                                       Summary Annual Compensation Table
----------------------------------------------------------------------------------------------------------------------------------
Name and Principal Position                      Year         Salary  ($)/1/        Bonus ($)          All Other
                                                                                                     Compensation
                                                                                                         ($)
----------------------------------------------------------------------------------------------------------------------------------
James R. Dunathan                                1998            $132,999         $38,062/2/           $ 5,807/5/
  President and Chief                            1997             137,237             -                 14,735/5/
  Executive Officer                              1996             137,237             -                 13,871/5/

Earl Wiklund                                     1998             108,685          21,081/2/               -
  Senior Vice President,                         1997             112,311             -                    -
  Chief Financial Officer and                    1996             112,861             -                    -
  Secretary

Thomas O. Hedford                                1998             110,000          16,000/3/               -
  President of PHA

Stuart Rosendahl                                 1998              84,000           1,500/4/            21,276/6/
  Vice President Marketing of PHA

Donald B. Putnam                                 1998              99,999             -                    -
  Chairman of the Executive                      1997              99,999             -                    -
  Committee of PKW                               1996             106,105             -                    -

James P. Wieking                                 1998             109,999             -                    -
  Executive Vice President                       1997             125,679             -                    -
  of PKW                                         1996             125,387             -                    -
--------------------------------------------------------------------------------------------------------------------------------
================================================================================================================================

/1/   Includes compensation earned and received by the named persons, as well as amounts earned but deferred at the election of such persons pursuant to Anchor's 401(k) Plan.

/2/   Represents incentive compensation paid to Mr. Dunathan and Mr. Wiklund based on Anchor's financial performance. Said bonus is equal to 4% of Anchor's operating results ("EBITDA", earnings before income taxes, depreciation and amortization) and was calculated semi-annually for the periods ended June 30 and December 31, respectively.

/3/   Represents incentive compensation paid to Mr. Hedford based on PHA's financial performance. Said bonus for 1998 is equal 50% of 3% of PHA's operating results ("EBITDA", earnings before income taxes, depreciation and amortization) and was calculated quarterly for the periods ended March 31, June 30, September 30, and December 31, respectively.

/4/   Represents incentive compensation paid to Mr. Rosendahl based on PHA's overall financial performance.

/5/ Represents amount paid to Mr. Dunathan for commissions related to certain of Mr. Dunathan's insurance brokerage clients.

/6/ Represents amount paid to Mr. Rosendahl for commissions related to certain of Mr. Rosendahl's third-party administration clients.

===============================================================================================================================
                                        Option/SAR Grants in the Last Fiscal Year
-------------------------------------------------------------------------------------------------------------------------------
Name                        Number of Securities           % of Total Options/SARs      Exercise Price    Expiration Date
                            Underlying Number of       Granted to Employees in Fiscal      Per Share
                           Options/SARs Granted /1/                 Year
-------------------------------------------------------------------------------------------------------------------------------
James R. Dunathan                  10,000                           14.64%            $0.90            12/21/08
                                    1,000                            1.46%             0.81             5/12/08
                                    6,000                            8.78%             0.50            12/21/08

Earl Wiklund                        1,000                            1.46%             0.81             5/12/08

Thomas O. Hedford                  12,500                           18.30%             0.88             1/19/08

Stuart Rosendahl                    7,500                           10.98%             0.88             1/19/08

Jerry Turney                        5,000                            7.82%             0.81             5/12/08
=============================================================================================================================

/1/   Each option has a ten-year term but is subject to earlier termination upon the optionee's termination of employment, death or disability as provided in the 1994 Stock Option Plan and the optionee's option agreement. The exercise price may be paid in cash or in shares. Withholding taxes due on exercise may be paid in cash, with previously owned shares, or by having shares withheld. All options become exercisable in 25% increments in 1999, 2000, 2001 and 2002, respectively, except for the 10,000 and 6,000 options granted to Mr. Dunathan which became exercisable immediately.

===============================================================================================================================
                                   Aggregated Option/SAR Exercises in the Last Fiscal Year
                                          and Fiscal Year-End Option/SAR Values /1/
-------------------------------------------------------------------------------------------------------------------------------
Name                            Number of Securities Underlying Unexercised       Value of Unexercised In-the-Money
                                          Options/SARs at 12/31/98                    Options/SARs at 12/31/98
                                   (Exercisable)           (Unexercisable)     (Exercisable)            (Unexercisable)
-------------------------------------------------------------------------------------------------------------------------------
James R. Dunathan                       121,100                    2,250              0                         0

Earl Wiklund                             45,750                    2,250              0                         0

Carol J. Haynosch                        10,000                        0              0                         0

Lynn A. Boyd                             10,000                        0              0                         0

Raymond P. Petersen                      10,000                        0              0                         0

Thomas O. Hedford                             0                   12,500              0                         0

Stuart Rosendahl                              0                    7,500              0                         0

Robert H. Rath                            2,500                    7,500

Jerry Turney                                  0                    5,000              0                         0
============================================================================================================================

/1/   No options were exercised during 1998. Anchor's 1994 Stock Option Plan does not provide for stock appreciation rights ("SARs"). The dollar value reported in the table was determined by multiplying the average of the high and low bid prices on the OTC Bulletin Board of Anchor's common stock on December 31, 1998 by the number of shares subject to the options minus the aggregate exercise price.

Employment Agreement with James R. Dunathan

     Effective August 16, 1997, Anchor entered into a five-year employment agreement ("Agreement") with James R. Dunathan, President and Chief Executive Officer of Anchor, which provides for a base salary of $140,000 per year (subject to increase from time to time based upon personal and Company performance as determined by the Board of Directors). The Agreement provides that Mr. Dunathan is entitled to participate in all other employee benefit plans generally available to Anchor's other executive and managerial employees. Additionally, he is entitled to receive as incentive compensation an annual bonus equal to 4% of Anchor's operating results ("EBITDA", earnings before income taxes, depreciation and amortization). Pursuant to the Agreement, in 1997, Mr. Dunathan was granted options to purchase 50,000 shares of Anchor common stock at an exercise price of $0.90, at the time of grant. He is also entitled to an automobile allowance, currently set at $12,000 per year. The Agreement also provides that: (a) in the event that Mr. Dunathan resigns by giving Anchor six months' prior notice of resignation, he will be entitled to receive six months base salary; and (b) if Anchor terminates the Agreement for any reason other than for cause or if Mr. Dunathan becomes permanently disabled, Anchor will pay to Mr. Dunathan an amount equal to twelve months salary at Mr. Dunathan's then current rate of compensation and will continue, for a period of twelve months from termination, all benefits and allowances (including the automobile allowance) to which Mr. Dunathan would otherwise be entitled had the Agreement not been terminated, except that if Mr. Dunathan is permanently disabled, Anchor's obligations to pay said amounts will be reduced on a dollar-for-dollar basis by any disability insurance payments made to Mr. Dunathan during said twelve-month period.

Employment Agreement with Thomas O. Hedford

     Effective January 1, 1998, Harden entered into a four-year employment agreement ("Agreement") with Thomas O. Hedford, President of the Harden division PHA, which provides for a base salary of $110,000 per year (subject to increase from time to time based upon personal and PHA's performance as determined by
periodic reviews and evaluations to be conducted at least annually.   The
Agreement provides that Mr. Hedford is entitled to participate in all other employee benefit plans generally available to Harden's other executive and managerial employees. Additionally, he is entitled to receive as incentive compensation an annual bonus that shall not be less than 50% of 3% of PHA's operating results ("EBITDA", earnings before income taxes, depreciation and amortization). Pursuant to the Agreement he is also entitled to an automobile allowance, currently set at $8,400 per year. The Agreement also provides that:
(a) in the event that Mr. Hedford resigns by giving Harden three months' prior notice of resignation, he will be entitled to receive three months base salary;
(b) if Harden terminates the Agreement for any reason other than for cause, or if he becomes permanently disabled, Harden will pay to Mr. Hedford an amount equal to six months salary at Mr. Hedford's then current rate of compensation, and will continue, for a period of six months from termination, all benefits and allowances (including the automobile allowance) to which Mr. Hedford would otherwise be entitled had the Agreement not been terminated, except that if Mr. Hedford is permanently disabled, Harden's obligations to pay said amounts will be reduced by any disability insurance payments made to Mr. Hedford during said six-month period.

The 1994 Stock Option Plan (the "1994 Plan")

     No options were exercised by the directors or executive officers of Anchor during Anchor's last fiscal year. As of March 12, 1999 there were options to purchase 604,725 shares of Anchor common stock outstanding. Except with respect to options to be granted to non-employee directors, the amount of options that will be granted in the future is not presently determinable.

     The following table sets forth options that were granted under the 1994 Plan during 1998. All such options have an exercise price equal to 100% of the fair market value of Anchor common stock as of the date of grant (except for options granted to persons who own stock possessing more than 10% of the voting power of Anchor's common stock, which have an exercise price equal to 110% of the fair market value as of the date of grant). Options granted in 1998 are exercisable in 25% increments in 1999, 2000, 2001 and 2002, respectively, except for the options to acquire 10,000 and 6,000 shares granted to James R. Dunathan, which are exercisable immediately. All such options have a term of 10 years.

===================================================================================================================================
                                                      1994 Plan
-----------------------------------------------------------------------------------------------------------------------------------
Name & Position                                                       Exercise Price             Number of Shares
-----------------------------------------------------------------------------------------------------------------------------------
Employee Directors:
James R. Dunathan
  President and Chief Executive Officer                                     $0.90                     10,000
                                                                             0.81                      1,000
                                                                             0.50                      6,000
Earl Wiklund
  Senior Vice President, Chief Financial Officer and Secretary              $0.81                      1,000

Non-Employee Directors:                                                     $0.81                      6,000 (1,000 each to
                                                                                                       6 directors)

                                                                            $0.89                      2,000 (1,000 each to
                                                                                                       2 directors)

All Employees (including employees who are also officers):                  $0.88                     22,500
                                                                            $0.81                     25,800
Consultants:                                                                  N/A                     -0-
====================================================================================================================================

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The following table shows the name, address, number of shares held, and percentage of shares held as of March 12, 1999, by each person or entity known to Anchor to be the beneficial owner of more than five percent of the Company's common stock.

==============================================================================================================================
Name and Address                                Amount and Nature of                                    Percent
                                                      Ownership                                         of Class
------------------------------------------------------------------------------------------------------------------------------
James R. Dunathan                                            318,897/1/                                        6.60%
1800 Sutter Street, Suite 400
Concord, CA  94520

Steven A. Gonsalves                                          245,979/2/                                        5.10%
5151 Port Chicago Highway
Concord, CA  94520

Donald B. Putnam                                             624,588/3/                                       12.92%
1800 Sutter Street, Suite 500
Concord, CA 94520

James P. Wieking                                             492,078/4/                                       10.30%
1800 Sutter Street, Suite 500
Concord, CA 94520

Earl Wiklund                                                 290,796/5/                                        5.42%
1800 Sutter Street, Suite 400
Concord, CA 94520

Guarantee Mutual Life Company                                672,444/6/                                       14.28%
8001 Indian Hills Drive
Omaha, Nebraska  68114
==============================================================================================================================

/1/   Includes 193,547 shares of common stock, 123,350 shares of common stock issuable upon the exercise of stock options, and 2,000 shares of common stock issuable upon exercise of warrants at a purchase price of $1.35 per share. Mr. Dunathan has sole dispositive power over such shares of common stock.

/2/   Includes 132,424 shares of common stock, 18,000 shares of common stock issuable upon the exercise of stock options, 10,000 shares of common stock issuable upon exercise of warrants at a purchase price of $1.35 per share, and 85,555 shares of common stock issuable upon exercise of warrants at a purchase price of $0.90 per share. Mr. Gonsalves shares voting power over 132,424 shares of common stock with Debra Gonsalves, his wife. Mr. Gonsalves shares voting power with Gonsalves & Santucci, Inc., as President and majority shareholder, over the remaining 21,875 shares of common stock.

/3/   Includes 499,013 shares of common stock, 28,000 shares of common stock issuable upon the exercise of stock options, 24,242 shares of common stock issuable upon the conversion of certain debentures at a conversion price of $1.65 per share, 30,000 shares of common stock issuable upon the conversion of certain debentures at a conversion price of $0.50 per share, 4,000 shares of common stock issuable upon the exercise of warrants at a purchase price of $1.35 per share, 33,333 shares of common stock issuable upon exercise of warrants at a purchase price of $0.90 per share, and 6,000 shares of common stock issuable
upon exercise of warrants at a purchase price of $0.50 per share.   Mr. Putnam
shares voting power over such shares of common stock with Alexandra Putnam, his wife, as co-trustee of a revocable living trust.

/4/   Includes 426,301 shares of common stock, 28,000 shares of common stock issuable upon exercise of warrants at a purchase price of $1.35 per share, 27,777 shares of common stock issuable upon exercise of warrants at a purchase of $0.90 per share, and

6,000 shares of common stock issuable upon exercise of warrants at a purchase price of $0.50 per share. Mr. Wieking has sole dispositive power over such shares of common stock.

/5/   Includes 158,130 shares of common stock, 48,000 shares of common stock issuable upon the exercise of stock options, 30,000 shares of common stock issuable upon the conversion of certain debentures at a conversion price of $0.50 per share, 2,000 shares of common stock issuable upon exercise of warrants at a purchase price of $1.35 per share, 16,666 shares of common stock issuable upon exercise of warrants at a purchase price of $0.90 per share, and 3,000 shares of common stock issuable upon exercise of warrants at a purchase price of
$0.50 per share.   Mr. Wiklund has sole dispositive power over such shares of common stock.

/6/   Guarantee Mutual Life Company has sole dispositive power over such shares of common stock.

     The table below indicates the number of shares of Anchor's common stock beneficially owned as of March 12, 1999, by (a) incumbent directors and the nominees nominated by the Board of Directors for election as directors; (b) executive officers who are not also directors; and (c) by all directors and executive officers as a group. Except as otherwise indicated, each person has sole investment and voting powers with respect to the shares shown as beneficially owned. Ownership information is based upon information furnished by the respective individuals.

=====================================================================================================================
                                   DIRECTORS, NOMINEES AND NAMED EXECUTIVE OFFICERS
---------------------------------------------------------------------------------------------------------------------
Name                                                  Common stock Beneficially Owned as of            Percent
                                                                 March 12, 1999                       of Class
---------------------------------------------------------------------------------------------------------------------
(a) Directors:
Audie J. Dudum /1/                                                       127,258                    2.67%
James R. Dunathan /2/                                                    318,897                    6.60%
Steven A. Gonsalves /3/                                                  245,979                    5.10%
Lawrence A. Hayes /4/                                                    113,269                    2.39%
R. William MacCullough /5/                                               182,100                    3.84%
Gary H. Rittenhouse /6/                                                       --                       0%
Donald B. Putnam /7/                                                     624,588                   12.92%
Michael R. Sanford /8/                                                    98,590                    2.08%
Gordon M. Silverstein /9/                                                101,121                    2.10%
James P. Wieking /10/                                                    492,078                   10.30%
Earl Wiklund /11/                                                        290,796                    5.42%
(b) Executive Officers:
Lynn A. Boyd /12/                                                         10,000                    0.21%
Raymond P. Petersen /13/                                                  16,250                    0.34%
Thomas O. Hedford /14/                                                    48,500                    1.02%
Stuart Rosendahl /15/                                                     13,500                    0.29%
Robert H. Rath /16/                                                       70,000                    1.46%
Jerry Turney /17/                                                          5,000                    0.10%
Carol J. Haynosch /18/                                                    10,000                    0.21%

(c) All directors and executive officers as a group                    2,737,926                   48.24%
=====================================================================================================================

/1/    Includes 67,036 shares of common stock, 38,000 shares of common stock issuable upon the exercise of stock options, and 22,222 shares of common stock issuable upon exercise of warrants at a purchase price of $0.90 per share.

/2/   Includes 193,547 shares of common stock, 123,350 shares of common stock issuable upon the exercise of stock options, and 2,000 shares of common stock issuable upon exercise of warrants at a purchase price of $1.35 per share.

/3/   Includes 132,424 shares of common stock, 18,000 shares of common stock issuable upon the exercise of stock options, 10,000 shares of common stock issuable upon exercise of warrants at a purchase price of $1.35 per share, and 85,555 shares of common stock issuable upon exercise of warrants at a purchase price of $0.90 per share.

/4/   Includes 85,158 shares of common stock, 17,000 shares of common stock issuable upon the exercise of stock options and 11,111 shares of common stock issuable upon exercise of warrants at a purchase price of $0.90 per share.

/5/   Includes 144,100 shares of common stock and 38,000 shares of common stock issuable upon the exercise of stock options.

/6/   Nominee, Gary H. Rittenhouse is Senior Vice President - Strategic
Initiatives and Group Special Markets Division of Guarantee Mutual Life Company ("Guarantee"). Guarantee has sole dispositive power over 672,444 shares of common stock, which represents 14.28% of Anchor's outstanding shares.

/7/   Includes 499,013 shares of common stock, 28,000 shares of common stock issuable upon the exercise of stock options, 24,242 shares of common stock issuable upon the conversion of certain debentures at a conversion price of $1.65 per share, 30,000 shares of common stock issuable upon the conversion of certain debentures at a conversion price of $0.50 per share, 4,000 shares of common stock issuable upon exercise of warrants at a purchase price of $1.35 per share, 33,333 shares of common stock issuable upon exercise of warrants at a purchase price of $0.90 per share, and 6,000 shares of common stock issuable upon exercise of warrants at a purchase price of $0.50 per share.

/8/   Includes 60,590 shares of common stock and 38,000 shares of common stock issuable upon the exercise of stock options.

/9/   Includes 17,000 shares of common stock issuable upon the exercise of stock options, 12,121 shares of common stock issuable upon the conversion of certain debentures at a conversion price of $1.65 per share, 60,000 shares of common stock issuable upon the conversion of certain debentures at a conversion price of $0.50 per share, and 12,000 shares of common stock issuable upon exercise of warrants at a purchase price of $0.50 per share.

/10/ Includes 426,301 shares of common stock, 28,000 shares of common stock issuable upon the exercise of stock options, 4,000 shares of common stock issuable upon exercise of warrants at a purchase price of $1.35 per share, 27,777 shares of common stock issuable upon exercise of warrants at a purchase price of $0.90 per share, and 6,000 shares of common stock issuable upon the conversion of certain debentures at a conversion price of $0.50 per share.

/11/   Includes 158,130 shares of common stock, 48,000 shares of common stock issuable upon the exercise of stock options, 30,000 shares of common stock issuable upon the conversion of certain debentures at a conversion price of $0.50 per share, 2,000 shares of common stock issuable upon exercise of warrants at a purchase price of $1.35 per share, 16,666 shares of common stock issuable upon exercise of warrants at a purchase price of $0.90 per share, and 6,000 shares of common stock issuable upon exercise of warrants at a purchase price of $0.50 per share.

/12/   Includes 10,000 shares of common stock issuable upon the exercise of stock options.

/13/   Includes 6,250 shares of common stock and 10,000 shares of common stock issuable upon the exercise of stock options.

/14/   Includes 12,500 shares of common stock issuable upon the exercise of stock options, 6,000 shares of common stock issuable upon exercise of warrants at a purchase price of $0.50 per share, and 30,000 shares of common stock issuable upon the conversion of certain debentures at a conversion price of $0.50 per share.

/15/   Includes 7,500 shares of common stock issuable upon the exercise of stock options, and 6,000 shares of common stock issuable upon exercise of warrants at a purchase price of $0.50 per share.

/16/ Includes 10,000 shares of common stock issuable upon the exercise of stock options, 10,000 shares of common stock issuable upon exercise of warrants at a purchase price of $0.50 per share, and 50,000 shares of common stock issuable upon the conversion of certain debentures at a conversion price of $0.50 per share.

/17/ Includes 5,000 shares of common stock issuable upon the exercise of stock options.

/18/ Includes 10,000 shares of common stock issuable upon the exercise of stock options.

Item 13.  Certain Relationships and Related Transactions

     There are no material transactions since January 1, 1998, or any currently proposed transactions, to which Anchor was or is to be a party, in which the amount involved exceeds $60,000 and in which any director, executive officer, five percent or more shareholder, or any associate of any of the foregoing persons had, or will have, a direct or indirect material interest, except as follows:

     In 1995, Anchor issued $370,000 of 10% Convertible Subordinated Debentures (the "Debentures"). Subsequent investors holding $270,000 of the Debentures, including seven members of the Board of Directors (Messrs. Dudum, Dunathan, Hayes, Putnam, Taylor, Wieking and Wiklund), converted the Debentures into shares of Anchor's common stock at $1.35 per share. These conversions reduced Anchor's outstanding indebtedness by $270,000 and, in turn, increased shareholders' equity by $270,000. As of March 12, 1999, $40,000 of the Debentures had been repaid in full, and $60,000 remained outstanding.

     During 1996, Anchor raised $225,000 from five members of the Board of Directors (Messrs. Dunathan, Gonsalves, Putnam, Wieking and Wiklund) and other qualified investors through the issuance of 10% Subordinated Bridge Notes with a
Warrant to Purchase Shares of Anchor Common Stock ("Bridge Notes").   The basic
terms of the Bridge Notes were: (a) 10% interest per annum, paid in arrears; (b) one year term; (c) for every $10,000 of principal invested, the purchaser received a five year warrant to purchase 1,000 shares of Anchor common stock at a purchase price of $1.75 per share; (d) "piggyback" registration rights for three years; and (e) subordination provisions that subordinate the Bridge Notes to Anchor's "Senior Debt" (as defined in the Bridge Notes).

     In February 1997, Anchor offered the purchasers of said Bridge Notes an opportunity to either change the terms of the warrants underlying the Bridge Notes or to participate in the 1997 Offering (discussed below), by exchanging the Bridge Notes. The basic terms of the two alternatives were: (a) in lieu of receiving a five year warrant to purchase 1,000 shares of Anchor common stock at a purchase price of $1.75 per share, for every $10,000 in principal invested, the purchaser would receive a five year warrant to purchase 2,000 shares of Anchor common stock at a purchase price of $1.35 per share; or (b) be allowed to participate in the 1997 Offering by exchanging the Bridge Notes and receiving in return (i) interest at the rate of 10% per annum up to the date of conversion;
(ii) Anchor common stock in place of the Bridge Notes at a conversion price equal to $0.90 per share; and (iii) a five year warrant, equal to the number of shares issued in place of the Bridge Notes, with the right to purchase Anchor's common stock at a purchase price of $0.90 per share. Purchasers representing $180,000 of said Bridge Notes chose alternative (a) above, and the remaining $45,000 chose alternative (b) above. Certain purchasers agreed to extend the term of the Bridge Notes. As of March 12, 1999, $80,000 of the Bridge Notes, held by three members of the Board of Directors (Messrs. Dunathan, Gonsalves and Putnam) remained outstanding.

     During 1997, Anchor raised $305,000 from seven members of the Board of Directors (Messrs. Dudum, Dunathan, Gonsalves, Hayes, Putnam, Wieking and Wiklund) and other qualified investors through a private offering of Anchor common stock along with warrants to acquire shares of Anchor common stock (the "1997 Offering"). Anchor utilized a substantial portion of the proceeds from the 1997 Offering to support current and future working capital needs of Anchor. The basic terms of the 1997 Offering were: (a) up to 555,000 shares of Anchor common stock available at a purchase price of $0.90 per share; (b) five year warrants to acquire one share of Anchor common stock for each share of Anchor common stock purchased at an exercise price of $0.90 per share; (c) "piggyback" registration rights for three years; and (d) anti-dilution protection for stock splits, stock dividends, recapitalizations and reorganizations.

     At the end of the third quarter 1998, Anchor commenced raising additional funds from qualified investors by offering 10% Convertible Subordinated Debentures, Series B (the "Series B Debentures"). At the close of said offering, January 25, 1999, Anchor had raised $495,000 from five members of the Board of Directors (Messrs. Dunathan, Putnam, Silverstein, Wieking and Wiklund) and other qualified investors. Anchor has utilized a substantial portion of the proceeds from the Series B Debentures to support current working capital needs. The basic terms of the Series B Debentures were: (a) 10% interest, payable semi-annually in arrears; (b) two year maturity; (c) conversion price of $0.50 per share; (d) "Piggyback" registration rights for three shares years; (e) for each $5,000 of Series B Debentures acquired, an investor received a five year warrant to acquire 2,000 shares of Anchor common stock at an exercise price of $0.50 per share; and (f) subordination provisions that subordinate the Series B Debentures to Anchor's "Senior Debt" (as defined in the Series B Debentures). The Series B Debentures contained a provision that permitted Anchor to redeem all or a portion of the Series B Debentures, at par, plus any outstanding interest, in the event Anchor sold Putnam, Knudsen & Wieking, Inc. ("PKW") for an amount in excess of $2 million. As a result of the December 31, 1998 sale of PKW in excess of $2 million, Anchor has as of March 12, 1999, repurchased $230,000 of the Series B Debentures. Of the $265,000 Series B Debentures that remain outstanding, $75,000 are held by four members of the Board of Directors (Messrs. Dunathan, Putnam, Silverstein and Wiklund).

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

         (a)(1)  Financial Statements.
                 --------------------

         Report of Independent Auditors

         Consolidated Balance Sheets as of December 31, 1998 and 1997

         Consolidated Statements of Operations for the years ended December 31, 1998, 1997 and 1996

         Consolidated Statements of Shareholders' Equity for the years ended December 31, 1998, 1997 and 1996

         Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996

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

         4.8 Form of 10% Convertible Subordinated Debenture, Series B. Incorporated by reference to Exhibit 4.8 of Anchor's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

         4.8a Form of Warrant to Purchase Shares of Common Stock of Anchor Pacific Underwriters, Inc. Incorporated by reference to Exhibit 4.8a of Anchor's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

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

        10.5 Employment Agreement dated August 16, 1994, between Anchor and James R. Dunathan. Incorporated by reference to Exhibit 10.5 of Anchor's Annual Report on Form 10-K for the year ended December 31, 1994.*

        10.6 Amendment No. 1 to Employment Agreement dated December 19, 1994, between Anchor and James R. Dunathan. Incorporated by reference to Exhibit 10.6 of Anchor's Annual Report on Form 10-K for the year ended December 31, 1994.*

        10.6a Employment Agreement dated August 16, 1997, between Anchor and James R. Dunathan. Incorporated by reference to Exhibit 10.6a of Anchor's Quarterly Report on Form 10Q for the quarter ended September 30, 1997.*

        10.7 Business Loan Agreement dated as of September 27, 1994, between Anchor and Concord Commercial Bank, and related documents. Incorporated by reference to Exhibit 10.7 of Anchor's Annual Report on Form 10-K for the year ended December 31, 1994.

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

        10.22 Industrial Real Estate Lease (Multi-Tenant Facility) dated September 12, 1996 between Palo Cristi Airport II, L.L.C., and BRI (regarding 15721 North Greenway Hayden Loop, Suite 205, Scottsdale, Arizona). Incorporated by reference to Exhibit
                 10.22 of Anchor's Form 10-Q for the quarter ending September 30, 1996.

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

        10.28 Business Loan Agreement dated December 22, 1997, between Anchor and Imperial Bank, and related documents. Incorporated by reference to Exhibit 10.28 of Anchor's Annual Report on
                 Form 10-K for the year ended December 31, 1998.

        10.29 Central Plaza Office Lease dated January 6, 1998, between Harden and Zufu Properties, Co., Ltd. (regarding 3450 Wilshire Boulevard Tower, Suite 210, Los Angeles, California). Incorporated by reference to Exhibit 10.29 of Anchor's Annual Report on Form 10-K for the year ended December 31, 1998.

        10.30 Business Loan Agreement dated March 9, 1998, between Anchor and Imperial Bank, and related documents. Incorporated by reference to Exhibit 10.30 of Anchor's Annual Report on Form 10-K for the year ended December 31, 1998.

        10.31 Stock Purchase Agreement effective March 20, 1998, between Anchor and Harden and Pacific Assurance Company (regarding Pacific Heritage Administrators of Nevada, Inc.). Incorporated by reference to Exhibit 10.31 of Anchor's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

        10.32 Agreement dated February 26, 1998, between Russell Miller, Inc. and Anchor. Incorporated by reference to Exhibit 10.32 of Anchor's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

        10.33 Business Loan Agreement dated June 1, 1998, between Anchor and Imperial Bank, and related documents. Incorporated by reference to Exhibit 10.33 of Anchor's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

        10.34 Purchase Agreement dated January 15, 1999, between Talbot Agency of California, Inc., PKW and Anchor.

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

                             ANCHOR PACIFIC UNDERWRITERS, INC.
                             (Registrant)


Date:  March 23, 1999        By:   /s/ James R. Dunathan
                                 ----------------------------------------------
                                 James R. Dunathan
                                 President and
                                 Chief Executive Officer
                                 (Principal Executive Officer)

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                               Title               Date
-------------------------------       --------------------       --------------

/s/ James R. Dunathan                 President,                 March 23, 1999
-------------------------------       Chief Executive
James R. Dunathan                     Officer and Director
(Principal Executive Officer)

/s/ Earl Wiklund                      Chief Financial            March 23, 1999
-------------------------------       Officer, Secretary
Earl Wiklund                          and Director
(Principal Financial and
Accounting Officer)

/s/ Audie J. Dudum                    Chairman,                  March 23, 1999
-------------------------------       Director
Audie J. Dudum

/s/ Steven A. Gonsalves               Director                   March 23, 1999
-------------------------------
Steven A. Gonsalves

/s/Lawrence A. Hayes                  Director                   March 23, 1999
-------------------------------
Lawrence A. Hayes

/s/ R. William MacCullough            Director                   March 23, 1999
-------------------------------
R. William MacCullough

/s/ Donald B. Putnam                  Director                   March 23, 1999
-------------------------------
Donald B. Putnam

/s/ Michael R. Sanford                Director                   March 23, 1999
-------------------------------
Michael R. Sanford

/s/ Gordon M. Silverstein             Director                   March 23, 1999
-------------------------------
Gordon M. Silverstein

/s/ James P. Wieking                  Director                   March 23, 1999
-------------------------------
James P. Wieking

               ANCHOR PACIFIC UNDERWRITERS, INC. AND SUBSIDIARIES
               --------------------------------------------------

                       CONSOLIDATED FINANCIAL STATEMENTS
                       ---------------------------------

                       AND REPORT OF INDEPENDENT AUDITORS
                       ----------------------------------

                                 *  *  *  *  *

                       DECEMBER 31, 1998, 1997 and 1996
                       --------------------------------

               ANCHOR PACIFIC UNDERWRITERS, INC. AND SUBSIDIARIES
              ---------------------------------------------------

                       CONSOLIDATED FINANCIAL STATEMENTS
                       ---------------------------------

                 YEARS ENDED DECEMBER 31, 1998, 1997 and 1996
                 --------------------------------------------



Report of Independent Auditors............................  1

Audited Consolidated Financial Statements

Consolidated Balance Sheet................................  2

Consolidated Statement of Operations......................  3

Consolidated Statement of Shareholders' Equity (Deficit)..  4

Consolidated Statement of Cash Flows......................  5

Notes to Consolidated Financial Statements................  6


              [LETTERHEAD FOR ODENBERG, ULLAKKO, MURANISHI & CO.]

                                                                  March 15, 1999


To the Board of Directors
 and Shareholders of
  Anchor Pacific Underwriters, Inc.


                         REPORT OF INDEPENDENT AUDITORS
                         ------------------------------


  In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows present fairly, in all material respects, the financial position of Anchor Pacific Underwriters, Inc. and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



/s/ Odenberg, Ullakko, Muranishi & Co.

               ANCHOR PACIFIC UNDERWRITERS, INC. AND SUBSIDIARIES
               --------------------------------------------------
                           CONSOLIDATED BALANCE SHEET
                           --------------------------

                                                                                             December 31
                                                                                   -------------------------------
                                                                                   1 9 9 8                 1 9 9 7
                                                                                   -------                 -------
                                  A S S E T S
                                  -----------
Current assets:
  Cash and cash equivalents - corporate funds                                      $  138,139              $   44,384

  Cash and cash equivalents - third party administration fiduciary                  3,517,772               3,058,059
   funds
  Realizable value of net assets sold                                               2,054,995               2,505,436
  Accounts receivable (less allowance for doubtful accounts of
   $41,952 and $45,543 in 1998 and 1997, respectively)                                527,827                 497,649

  Prepaid expenses and other current assets                                           191,749                 345,419
                                                                                   ----------              ----------
     Total current assets                                                           6,430,482               6,450,947
                                                                                   ----------              ----------

Property and equipment, less accumulated depreciation and
 amortization                                                                         550,478                 550,067
                                                                                   ----------              ----------

Other assets:
  Intangible assets, net                                                              593,933                 391,629
  Other                                                                                80,431                  59,667
                                                                                   ----------              ----------
                                                                                      674,364                 451,296
                                                                                   ----------              ----------
                                                                                   $7,655,324              $7,452,310
                                                                                   ==========              ==========
                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------
Current liabilities:
  Cash and cash equivalents - third party administration fiduciary
   funds                                                                           $3,517,772              $3,058,059

  Accounts payable                                                                    619,798                 383,299
  Accrued expenses                                                                    613,256                 565,185
  Short-term borrowings                                                               200,000                       -
  Current portion of long-term debt                                                 1,242,950                 629,133
  Current portion of long-term liabilities                                            451,068                 574,083
                                                                                   ----------              ----------
     Total current liabilities                                                      6,644,844               5,209,759
                                                                                   ----------              ----------

Long-term liabilities, net of current portion                                         453,226                 456,121
                                                                                   ----------              ----------

Long-term debt, including $480,000 and $240,000 in 1998 and 1997,
 respectively, owed to related parties, net of current portion                        858,342               1,329,188
                                                                                   ----------              ----------

Shareholders' equity (deficit):
Preferred stock - $.02 par value; 2,000,000 shares authorized; none issued and outstanding
  Common stock - $.02 par value; 16,000,000 shares authorized;
   4,710,057 and 4,690,839 shares issued and outstanding at
   December 31, 1998 and 1997, respectively                                            94,201                   93,817


  Additional paid-in capital                                                        4,232,265                4,215,649
  Accumulated deficit                                                              (4,627,554)              (3,852,224)
                                                                                  -----------              -----------
                                                                                     (301,088)                 457,242
                                                                                  -----------              -----------

Commitments and contingencies (Notes 1, 6, 7, 11, and 12)
                                                                                  -----------              -----------

                                                                                  $ 7,655,324              $ 7,452,310
                                                                                  ===========              ===========

          See accompanying notes to consolidated financial statements.

               ANCHOR PACIFIC UNDERWRITERS, INC. AND SUBSIDIARIES
               --------------------------------------------------

                      CONSOLIDATED STATEMENT OF OPERATIONS
                      ------------------------------------


                                                                           Year ended December 31
                                                          ----------------------------------------------------------
                                                              1 9 9 8                1 9 9 7                 1 9 9 6
                                                          -----------             ----------             -----------
Revenues:
  Administrative fees and other income                    $12,273,067             $6,952,655             $ 4,512,422
  Interest income                                              11,491                 24,675                  61,710
                                                          -----------             ----------             -----------
                                                           12,284,558              6,977,330               4,574,132
                                                          -----------             ----------             -----------

Operating expenses:
  Salaries, commissions and employee benefits               8,067,801              4,644,189               3,101,106
  Selling, general and administrative expenses              4,702,873              3,066,867               2,394,961
                                                          -----------             ----------             -----------
                                                           12,770,674              7,711,056               5,496,067
                                                          -----------             ----------             -----------

                                                             (486,116)              (733,726)               (921,935)
                                                          -----------             ----------             -----------

Other income (expense):
  Amortization of goodwill and intangible assets              (50,705)               (45,067)               (140,058)
  Interest                                                   (221,871)              (240,488)               (337,263)
  Other                                                             -                 49,810                  26,678
                                                          -----------             ----------             -----------
                                                             (272,576)              (235,745)               (450,643)
                                                          -----------             ----------             -----------

Loss before income taxes                                     (758,692)              (969,471)             (1,372,578)

Provision (benefit) for income taxes                            9,956                 (4,030)                  6,830
                                                          -----------             ----------             -----------

Loss from continuing operations                              (768,648)              (965,441)             (1,379,408)
                                                          -----------             ----------             -----------

Discontinued operations:
  Income (loss) from operations, net of
     income taxes                                             116,509                 18,750                 (26,392)
  Loss on disposal, net of income tax benefit                (123,191)                     -                       -
                                                          -----------             ----------             -----------

Income (loss) from discontinued operations                     (6,682)                18,750                 (26,392)
                                                          -----------             ----------             -----------

Net loss                                                  $  (775,330)            $ (946,691)            $(1,405,800)
                                                          ===========             ==========             ===========

Net loss per share:
  Loss from continuing operations                              $(0.16)                $(0.21)                 $(0.37)
  Income (loss) from discontinued operations                        -                      -                       -
                                                          -----------             ----------             -----------

Basic and diluted loss per common share                        $(0.16)                $(0.21)                 $(0.37)
                                                          ===========             ==========             ===========

Weighted average number of common shares
 outstanding                                                4,710,057              4,612,153               3,766,176
                                                          ===========             ==========             ===========

          See accompanying notes to consolidated financial statements.

               ANCHOR PACIFIC UNDERWRITERS, INC. AND SUBSIDIARIES
               --------------------------------------------------

            CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
            --------------------------------------------------------


                                              Common Stock                Additional
                                   ---------------------------------        Paid-In         Accumulated
                                        Shares             Amount           Capital           Deficit           Total
                                   --------------      -------------    --------------   ----------------    -------------
Balance at December 31, 1995           3,674,501           $73,490        $2,989,275        $(1,499,733)      $ 1,563,032

 Shares issued for warrants
  exercised                                   36                 1               107                  -               108

 Convertible debentures
  exchanged for stock                    644,444            12,889           857,111                  -           870,000

 Shares issued for acquisitions           43,928               879            79,120                  -            79,999
 Canceled stock -
    Fractional shares                        (72)               (3)             (105)                 -              (108)
 Net loss                                      -                 -                 -         (1,405,800)       (1,405,800)
                                       ---------           -------        ----------        -----------       -----------

Balance at December 31, 1996           4,362,837            87,256         3,925,508         (2,905,533)        1,107,231

 Stock issued for warrants
  exercised                                  567                11             1,691                  -             1,702

 Bridge notes exchanged for
  stock                                   50,000             1,000            44,000                  -            45,000

 Issuance of stock for cash              277,778             5,557           244,443                  -           250,000
 Canceled stock -
    Fractional shares                       (343)               (7)                7                  -                 -
 Net loss                                      -                 -                 -           (946,691)         (946,691)
                                       ---------           -------        ----------        -----------       -----------

Balance at December 31, 1997           4,690,839            93,817         4,215,649         (3,852,224)          457,242

 Stock issued for services
  rendered                                18,888               378            16,622                  -            17,000

 Canceled stock -
    Fractional shares                        330                 6                (6)                 -                 -
 Net loss                                      -                 -                 -           (775,330)         (775,330)
                                       ---------           -------        ----------        -----------       -----------

Balance at December 31, 1998           4,710,057           $94,201        $4,232,265        $(4,627,554)      $  (301,088)
                                       =========           =======        ==========        ===========       ===========

          See accompanying notes to consolidated financial statements.

               ANCHOR PACIFIC UNDERWRITERS, INC. AND SUBSIDIARIES
               --------------------------------------------------

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      ------------------------------------

                                                                               Year ended December 31
                                                                     --------------------------------------------
                                                                     1 9 9 8           1 9 9 7            1 9 9 6
                                                                     -------           -------            -------
Continuing operations:
  Net loss from continuing operations                                 $(768,648)         $ (965,441)       $(1,379,408)
  Items not requiring the current use of cash:
     Depreciation and amortization                                      283,724             243,310            253,189
     Amortization of goodwill and intangible assets                      50,705              45,067            140,058
     Changes in items affecting operations:
       Accounts receivable                                              (30,178)           (467,736)            39,185
       Prepaid expenses and other current assets                        153,670            (122,892)            61,184
       Other assets                                                     (20,764)             94,700            (65,589)
       Deferred compensation                                                  -             257,784            103,560
       Accounts payable and accrued expenses                            394,579             510,276            (50,748)
       Other liabilities                                                 20,872              (1,820)          (229,220)
                                                                      ---------          ----------        -----------
       Cash provided by (used in) operating activities                   83,960            (406,752)        (1,127,789)
                                                                      ---------          ----------        -----------

Investments:
  Purchases of property and equipment                                   (94,909)           (108,364)           (84,035)
                                                                      ---------          ----------        -----------
       Cash used in investing activities                                (94,909)           (108,364)           (84,035)
                                                                      ---------          ----------        -----------

Financing:
  Short-term borrowings (repayments)                                    200,000            (970,000)           220,000
  Borrowings on long-term debt                                          405,000           1,260,000            225,000
  Repayment of long-term debt                                          (262,029)           (148,207)          (204,127)
  Payments on long-term liabilities                                    (570,594)           (388,732)            (9,481)
  Issuance of stock                                                      17,000             250,000                  -
  Common stock - warrants exercised                                           -               1,702                  -
                                                                      ---------          ----------        -----------
       Cash provided by (used for) financing activities                (210,623)              4,763            231,392
                                                                      ---------          ----------        -----------

Discontinued operations:
  Income (loss) from discontinued operations, net of
     income taxes                                                        (6,682)             18,750            (26,392)
  Changes in operating activities                                       340,432             398,573            367,210
                                                                      ---------          ----------        -----------
  Operating activities                                                  333,750             417,323            340,818
  Investing activities                                                        -                   -           (100,000)
  Financing activities                                                  (18,423)            (14,351)           (13,402)
                                                                      ---------          ----------        -----------
       Cash provided by discontinued operations                         315,327             402,972            227,416
                                                                      ---------          ----------        -----------

Increase (decrease) in cash and cash equivalents                         93,755            (107,381)          (753,016)
Cash and cash equivalents - corporate funds:
  Beginning of period                                                    44,384             151,765            904,781
                                                                      ---------          ----------        -----------
  End of period                                                       $ 138,139          $   44,384        $   151,765
                                                                      =========          ==========        ===========

          See accompanying notes to consolidated financial statements.

              ANCHOR PACIFIC UNDERWRITERS, INC. AND SUBSIDIARIES
              --------------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------



NOTE 1 - Nature of Business

Organization

Anchor Pacific Underwriters, Inc. ("Anchor") is a holding company that provides insurance administration and property and casualty brokerage services. As of December 31, 1998, Anchor sold its property and casualty brokerage services and reported the sale as a discontinued operation (See Note 14). Administration services are provided to employer groups of varying sizes, primarily located in California, Oregon and Arizona. Anchor derived 28% of its revenue from administration services for clients underwritten by one insurance company.

The consolidated financial statements include the accounts of Anchor and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Basis of Presentation

The financial statements have been prepared on the going concern basis. Anchor has reported a net loss during the past three years. The decrease in net loss from 1997 to 1998 relates primarily to an increase in fee income as the result of new business generated from projects associated with new insurance carriers and marketing partners within the third-party administration division and administrative fees generated from the release of new products.

On July 1, 1997, Harden & Company's ("Harden") primary insurance carrier purchased a significant volume of business from an insurance carrier in Los Angeles, California. The new insurance carrier then entered into a contract with Harden to provide third-party administration services to this business. In January 1998, Harden assumed a significant volume of administration business from an insurance carrier in Portland, Oregon. As a result of these two contracts, fees from Anchor's third-party administration services for 1998 increased 77% over the fees for 1997.

Management's plan to achieve profitability includes a strategy to expand its third-party administration services business by: (a) continuing to develop specialized affiliated business units that target selected insurance industry market segments defined by industry type, geographic location and consumer demographics; (b) creating new products, services, and marketing partner relationships; and (c) strengthening management, sales and marketing staff. In conjunction with this strategy, Anchor seeks to manage its affairs to achieve expansion through internal growth of its existing and new product lines. Anchor also regularly considers acquisition and merger opportunities and other business expansion alternatives.

NOTE 2 - Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition

Continuing operations
---------------------

The majority of revenue from third-party administration services consists of fees charged for the administration of fully insured and self-insured group health plans. Fee income is recognized at the time employers remit monthly premiums and when services are rendered.

Discontinued operations
-----------------------

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

Interest earned on certain fiduciary funds is included in Anchor's earnings. Interest income on fiduciary funds from continuing operations amounted to $11,491, $24,675, and $61,710 in 1998, 1997, and 1996, respectively.

Concentration of Credit Risk

Cash and cash equivalents are on deposit in approximately 170 separate accounts with certain accounts exceeding $100,000. The FDIC insures accounts up to $100,000 each. If several accounts are maintained for the same entity at the same bank, the FDIC applies the $100,000 limit to the combined group. The accounts are maintained in well-established regional and national commercial banks. These banks have satisfied the FDIC's more stringent capitalization requirements, qualifying them to accept broker deposits. The banks have received high ratings from bank rating services. As a result, credit risk is deemed to be minimal.

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

The following methods and assumptions were used by Anchor in estimating its fair value disclosures for financial instruments:

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

Intangible Assets

Intangible assets represent customer lists acquired in acquisitions. Customer lists are amortized on the straight-line basis over 5 to 13 years.

Impairment of intangible assets is measured on the basis of anticipated undiscounted cash flows for each asset. Based upon Anchor's analysis, no impairment of such assets was indicated for the years ended December 31, 1998, 1997, or 1996.

Income Taxes

Anchor and its subsidiaries file a consolidated federal income tax return and combined returns for state tax purposes.

Loss Per Share

Loss per common share is computed using the weighted average number of common shares outstanding during each period. Diluted loss per share excludes the effect of convertible debt, stock options, and warrants (See Notes 7, 10 and 12), because their effect would have been antidilutive.

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS 133 requires that all derivatives be recognized at fair value in the balance sheet, and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists. SFAS 133 will be effective for fiscal years beginning after June 15, 1999. Anchor does not currently hold derivative instruments or engage in hedging activities.

Reclassifications

Prior years' balances have been reclassified to conform with the current year presentation of discontinued operations.

NOTE 3 - Property and Equipment

Property and equipment consist of the following:

                                                                               December 31
                                                                  -------------------------------------
                                                                         1998               1997
                                                                  ------------------  -----------------

     Leasehold improvements                                               $   53,039         $   47,376
     Furniture and equipment                                                 401,436            399,582
     Office equipment                                                        557,313            703,149
     Computer equipment                                                      632,625            250,650
     Computer software                                                       916,698            875,849
                                                                          ----------         ----------
                                                                           2,561,111          2,276,606
     Less - accumulated depreciation and amortization                      2,010,633          1,726,539
                                                                          ----------         ----------
                                                                          $  550,478         $  550,067
                                                                          ==========         ==========

The foregoing assets are pledged as security for certain indebtedness (See Note 7).

NOTE 4 - Intangible Assets

Intangible assets consist of the following:

                                                            December 31
                                               -------------------------------------    Amortization
                                                     1998               1997               Period
                                               ----------------  -------------------  -----------------
     Customer lists                                    $790,538             $526,432    5 - 13 years
     Less - accumulated amortization                    196,605              134,803
                                                       --------             --------
                                                       $593,933             $391,629
                                                       ========             ========

The foregoing assets are pledged as security for certain indebtedness (See Note 7).

NOTE 5 - Short-Term Borrowings

In 1998, Anchor obtained a $200,000 short-term bank loan expiring on March 1, 1999. Borrowings under the loan amounted to $200,000 at December 31, 1998 with annual interest at the bank's prime rate plus 2.5% (10.25% at December 31, 1998). In connection with obtaining the loan, Anchor issued warrants to the lender to purchase 80,000 shares of Anchor common stock at an exercise price of $0.50 per share. In January 1999, following the sale of PKW, this loan was paid in full (See Note 7).

NOTE 6 - Other Long-Term Liabilities

Other long-term liabilities primarily consist of future contingent payments relating to contractual agreements negotiated with the previous owners of businesses acquired, deferred rent and other liabilities. The future contingent payments are generally based upon the amount of net commission income generated from the books of business acquired.

At December 31, 1998, future payments of these liabilities are as follows:

Year
----
     1999                                                $451,068
     2000                                                 117,117
     2001                                                 111,590
     2002                                                 103,838
     2003                                                  69,038
     Thereafter                                            51,643
                                                         --------
                                                          904,294
     Less - current portion                               451,068
                                                         --------
                                                         $453,226
                                                         ========

NOTE 7 - Long-Term Debt

Long-term debt is summarized as follows:

                                                                                  December 31
                                                                     -------------------------------------
                                                                            1998                1997
                                                                     -------------------  ----------------
     Term bank loan - with interest at prime rate plus 2.25%
      (10.25% and 11.0% at December 31, 1998 and 1997)
                                                                            $1,626,342          $1,573,333


     Line of bank credit - with interest at prime rate plus
      2.25% (11.0% at December 31, 1997)                                             -              75,000


     10% subordinated bridge notes, maturing in 1999                           150,000             180,000

     10% convertible subordinated debentures, maturing in 1999
                                                                                60,000              60,000

     10% convertible subordinated debentures, Series B,
      maturing in 2000                                                         230,000                   -


     Equipment loans - with annual interest at 8.25%, maturing
      in 2000                                                                   34,950              69,988
                                                                            ----------          ----------
                                                                             2,101,292           1,958,321
     Less - current portion                                                  1,242,950             629,133
                                                                            ----------          ----------
                                                                            $  858,342          $1,329,188
                                                                            ==========          ==========

In October 1997, Anchor obtained a $1.6 million term bank loan. The loan bears interest at the bank's prime rate plus 2.5% and is payable in monthly principal installments of $26,667 plus interest over a five-year period. In connection with obtaining the loan, Anchor issued to the lender a warrant to purchase 95,000 shares of its common stock at $1.75 per share until October 2002. The proceeds of the loan were used to repay existing borrowings under Anchor's lines of bank credit.

In December 1997, the term loan lender provided Anchor with a $250,000 line of credit which expired in February 1998. Borrowings under the line of credit amounted to $75,000 at December 31, 1997 with interest at the bank's prime rate plus 2.5%.

In early March 1998, the bank combined the outstanding balances of the term loan and line of credit into a new $1.82 million term loan. The term loan is secured by certain receivables, property and equipment, and other assets. The new loan bears interest at the bank's prime rate plus 2.5% and is payable in monthly principal installments of $16,500 plus interest through October 2002. The loan agreements with the bank contain certain restrictive covenants which, among other things, require Anchor to maintain certain levels of net worth and cash flow (as defined), and prohibits the payment of dividends.

During 1998, bridge notes totaling $30,000 were repaid and the maturity dates of the remaining notes were extended to various dates in 1999.

In 1998, the maturity dates of certain debentures were extended to various dates in 1999. The debentures may be converted into common stock at $1.35 per share.

At the end of the third quarter of 1998, Anchor commenced raising additional funds from members of the Board of Directors and other qualified investors by offering 10% Convertible Subordinated Debentures Series B (the "Series B Debentures"). At December 31, 1998, Anchor had raised $230,000 from five members of the Board of Directors and other qualified investors. The basic terms of the Series B Debentures were: a) 10% interest, payable semi-annually in arrears; b) two year maturity; c) conversion price of $0.50 per share; d) "Piggyback" registration rights for three years; 3) for each $5,000 of Series B Debentures acquired, an investor received a five-year warrant to acquire 2,000 shares of Anchor common stock at an exercise price of $0.50 per share; f) subordination provisions that subordinate the Series B Debentures to Anchor's "Senior Debt" (as defined in the Series B Debentures); g) provisions that permit Anchor to redeem all or a portion of their Series B Debentures, at par, plus any outstanding interest, in the event Anchor sold Putnam, Knudsen & Wieking Inc. ("PKW") for an amount in excess of $2 million.

In early 1999, upon completion of the sale of PKW, Anchor made the following loan repayments: 1) $75,000 on its subordinated bridge notes and debentures; 2) $200,000 on its short-term bank loan; and 3) $800,000 on its term bank loan.

Scheduled principal payments due on long-term debt after December 31, 1998, including payments made on long-term debt in early 1999, are as follows:

       Year
       ----
       1999                                $1,242,950
       2000                                   428,000
       2001                                   198,000
       2002                                   232,342
                                           ----------
                                           $2,101,292
                                           ==========

NOTE 8 - Income Taxes

The provision for income taxes is as follows:

                                                                   Year ended December 31
                                                          -----------------------------------------
                                                              1998           1997          1996
                                                          -------------  ------------  ------------
     Current tax expense - state                              $9,956         $8,470        $6,830
                                                              ======         ======        ======

  The income tax expense included in the consolidated financial statements is as follows:

                                                                   Year ended December 31
                                                          -----------------------------------------
                                                              1998           1997          1996
                                                          -------------  ------------  ------------
     Income tax provision (benefit) from continuing
      operations                                             $  9,956         $(4,030)        $6,830


     Income tax expense from discontinued operations           77,600          12,500              -

     Income tax (benefit) on disposal                         (77,600)              -              -
                                                             --------         -------         ------
                                                             $  9,956         $ 8,470         $6,830
                                                             ========         =======         ======

Deferred income taxes are provided for the temporary differences between the financial reporting and tax bases of Anchor's assets and liabilities. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Deferred tax liabilities and assets are comprised of the following:

                                                                                December 31
                                                                   -------------------------------------
                                                                          1998               1997
                                                                   ------------------  -----------------
     Deferred tax liabilities:
       Depreciation and amortization                                     $         -        $   195,862
                                                                         -----------        -----------

     Deferred tax assets:
       Depreciation and amortization                                           4,327                  -
       Vacation pay                                                          106,461             94,969
       Disposal of PKW                                                       371,100                  -
       Bad debt and E&O reserves                                              42,781             44,218
       Other                                                                  31,514            192,672
       Net operating loss carryforward                                       997,720          1,250,760
                                                                         -----------        -----------
                                                                           1,553,903          1,582,619
     Valuation allowance for deferred tax assets                          (1,553,903)        (1,386,757)
                                                                         -----------        -----------
     Net deferred tax asset                                                        -            195,862
                                                                         -----------        -----------
                                                                         $         -        $         -
                                                                         ===========        ===========

At December 31, 1997, deferred tax liabilities are noncurrent. At December 31, 1998 and 1997, current deferred tax assets are $551,856 and $255,189, respectively, and noncurrent deferred tax assets are $1,002,047 and $1,327,430, respectively.

During 1998, Anchor's federal consolidated tax returns for the years ended December 31, 1994, 1995 and 1996 were audited by the Internal Revenue Service. The audit resulted in the loss of $901,916 in federal net operating losses (NOL's).

The change in the valuation allowance is comprised of the following items:

                                                                         Year ended December 31
                                                                   -----------------------------------
                                                                         1998               1997
                                                                   -----------------  ----------------

     Increase due to net operating losses                                 $ 107,726          $286,123
     Change in net operating loss due to IRS audit                         (360,766)                -
     Increase due to disposal of PKW                                        371,100                 -
     Change in estimate of temporary differences for fixed and
      intangible assets, sublease liability, deferred rent,
      vacation pay and other                                                 49,086            (8,900)
                                                                          ---------          --------
     Net increase                                                         $ 167,146          $277,223
                                                                          =========          ========

A reconciliation of income tax computed at the federal statutory corporate tax rate to the provision for income taxes follows:

                                                                        Year ended December 31
                                              ------------------------------------------------------------------------
                                                        1998                     1997                     1996
                                              ------------------------   ----------------------   --------------------
                                                  Amount     Percent       Amount     Percent       Amount     Percent
                                              ------------------------------------------------------------------------
   Income taxes at federal statutory rate        $(263,612)    (34.0)%    $(318,995)    (34.0)%    $(475,649)    (34.0)%
   Increase (decrease) in income taxes
    resulting from:
     State and local income taxes, net of
      federal tax benefit                          (46,520)     (6.0)       (56,293)     (6.0)       (83,938)     (6.0)

     Permanent differences                         142,790      18.4         78,538       8.3         79,949       5.7
     Other                                          59,616       7.7         10,627       1.1          9,717       0.7
     State minimum tax                               9,956       1.3          8,470       0.9          6,830       0.5
     Net operating loss                            107,726      13.9        286,123      30.6        469,921      33.6
                                              ------------------------------------------------------------------------
                                                 $   9,956       1.3%     $   8,470       0.9%     $   6,830       0.5%
                                              ========================================================================

At December 31, 1998, Anchor had estimated federal and state net operating loss carryforwards of approximately $2,686,000 and $1,408,000, respectively. The federal and state net operating losses will begin to expire in the years ending December 31, 2003 and 1999, respectively.

NOTE 9 - Retirement and Employee Benefit Plans

Anchor has a 401(k) profit sharing plan to which eligible employees may contribute up to 15% of their salaries, or a maximum of $10,000 as deferred compensation. The plan also provides for voluntary employer contributions whereby Anchor may match 50% of the employee contribution up to a maximum of 3% of the employee's gross salary. Anchor made no contributions to the plan during the years ended December 31, 1998, 1997, and 1996.

In addition, Anchor offers active eligible employees certain life, health, vision and dental benefits. There are several plans which differ in amounts of coverage and deductibles. Anchor does not extend such benefits to retirees.

NOTE 10 - Stock Option Plan

On December 5, 1994, the Board of Directors of Anchor adopted the Anchor Pacific Underwriters, Inc. 1994 Stock Option Plan (the "1994 Plan"). The aggregate number of shares that are available for issuance pursuant to the exercise of options granted under the 1994 Plan may not exceed 1,000,000 shares of common stock. Options granted to members of the Board of Directors in 1995 vested immediately upon grant. Other options granted in 1995 generally vested after one year. Options granted in 1996, 1997 and 1998 generally vest over a four-year period, with 25% vesting each year, with the exception of 50,000 options granted to a member of the Board of Directors in 1997 and 16,000 granted in 1998, which vested immediately upon grant. Generally, the options are priced at fair market value of the stock at the date of grant, except for shareholders of more than 10% of Anchor, in which case the options are priced at 110% of the market price at the date of grant. Options generally have a ten-year life.

Anchor applies the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") to its stock option plan. Accordingly, no compensation cost has been recognized for the plan for the years ended December 31, 1998, 1997, and 1996.

Had Anchor adopted Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), the net loss of $775,330 as reported for the year ended December 31, 1998 would compare to a pro forma net loss of $796,010, and the net loss of $946,691 as reported for the year ended December 31, 1997 would compare to a pro forma loss of $1,405,800. Basic and diluted loss per share of $.16 as reported for the year ended December 31, 1998 would compare to a loss per share of $.17 on a pro forma basis; and for the year ended December 31, 1997, the reported basic and diluted loss per share of $.21 would not change on a pro forma basis.

The effects of applying SFAS No. 123 in the preceding pro forma disclosure are not indicative of the effect on reported net income for future years. SFAS No. 123 does not apply to awards granted prior to 1995.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1998 and 1997, respectively: expected volatility of approximately 45% and 25%, risk-free interest rates of 5.6% and 6.5%, and expected lives of 5.7 and 6.3 years. No dividend yield was used as Anchor has not paid dividends in the past and does not anticipate paying dividends in the future.

A summary of the status of Anchor's stock option plan as of December 31, 1998 and 1997, and changes during the years then ended is presented below:

                                                         1998                             1997
                                            -------------------------------  -------------------------------
                                                                Weighted                         Weighted
                                                                Average                          Average
                                                Number          Exercise         Number          Exercise
                                               of Shares         Price          of Shares         Price
                                            ---------------  --------------  ---------------  --------------
Outstanding at beginning of year                   631,350            $1.41         557,350            $1.52
Granted                                             74,400            $ .82         112,400            $ .91
Canceled or expired                                (84,775)           $1.28         (38,400)           $1.58
                                                  --------            -----        --------            -----
Outstanding at end of year                         620,975            $1.36         631,350            $1.41
                                                  ========            =====        ========            =====

Options exercisable at year end                    527,625                          541,450

Weighted average grant-date fair value of
 options granted during the year whose
 exercise price equaled market price on
 date of grant                                        $.39                             $.34
Weighted average grant-date fair value of
 options granted during the year whose
 exercise price exceeded market price on
 date of grant                                        $.23                             $.32


    The following table summarizes information about stock options outstanding at December 31, 1998:

                                Options Outstanding                                 Options Exercisable
------------------------------------------------------------------            -----------------------------
                                      Weighted
     Range                            Average          Weighted                                  Weighted
      of                              Remaining         Average                                  Average
   Exercise          Number          Contractual       Exercise                    Number        Exercise
    Prices         Outstanding          Life             Price                   Exercisable      Price
------------     ---------------  -----------------  -------------              -------------  ------------
$  .50                     6,000     10.0 years              $ .50                      6,000         $ .50
$  .81-$ .89              52,600      9.2 years              $ .84                          -         $   -
$  .90-$1.00              98,025      8.5 years              $ .92                     70,575         $ .91
$ 1.45-$1.65             463,350      5.5 years              $1.52                    450,300         $1.52
$ 2.19                     1,000      6.6 years              $2.19                        750         $2.19
------------             -------      ---------              -----                    -------         -----
$ .50-$2.19              620,975      6.3 years              $1.36                    527,625         $1.43
============             =======      =========              =====                    =======         =====

NOTE 11 - Leases:

Anchor rents its office facilities in Concord, California under an operating lease which expires in 2004. The terms of the lease include a 12-month rent deferral and fixed rental escalation. The total rent for the lease term which reflects the 12-month deferral and the escalation is being amortized on the straight-line basis over the full term of the lease, resulting in deferred rent liability of approximately $327,795 and $306,923 at December 31, 1998 and 1997, respectively. The deferred rent liability is included in long-term liabilities in the accompanying balance sheet.

In connection with a business acquisition in October 1994, Anchor assumed the lease obligation for certain facilities in Oakland, California. Anchor has subleased the facilities to two tenants. The subleases will remain in effect until Anchor's lease obligation expires in 1999.

Anchor also leases office facilities in Oregon and Arizona. Such leases expire in December 1999 and May 2002.

The consolidated statement of operations includes rent expense of $1,152,588, $757,666, and $683,591 reflected in selling, general and administrative expenses for the years ended December 31, 1998, 1997, and 1996, respectively.

Future minimum annual lease payments under operating leases as of December 31, 1998, exclusive of net amounts owed under the Oakland lease which are disclosed in the schedule of payments under long-term liabilities in Note 6, are as follows:

                                         Gross Lease       Sublease
                                           Payment         Payment        Net Payment
                                       ---------------  --------------  ---------------
     Year
     ----
     1999                                   $1,227,897      $  187,112       $1,040,785
     2000                                      775,808         224,532          551,276
     2001                                      769,280         224,532          544,748
     2002                                      714,194         224,532          489,662
     2003                                      674,079         224,532          449,547
     Thereafter                                561,733         187,110          374,623
                                            ----------      ----------       ----------
                                            $4,722,991      $1,272,350       $3,450,641
                                            ==========      ==========       ==========

NOTE 12 - Commitments and Contingencies

Anchor is subject to certain legal proceedings and claims arising in connection with the normal course of its business. It is management's opinion that the resolution of these claims will not have a material effect on Anchor's consolidated financial position.

Anchor had warrants outstanding to purchase 928,729 shares of its common stock at prices ranging from $.50 to $3.00 per share. The warrants expire during the period from August 2001 to October 2003.

NOTE 13 - Related Party Transactions

During 1998 and 1997, 10% convertible subordinated debentures totaling $80,000 were outstanding to two members of the Board of Directors and three shareholders. Total interest incurred and accrued for these debentures was $6,000 and $6,849 for the years ended December 31, 1998 and 1997, respectively. This liability is classified under the current portion of long-term debt.

In 1998, 10% convertible subordinated debentures Series B totaling $75,000 were sold to five members of the Board of Directors, and $15,000 was repaid in 1998. Total interest incurred for these debentures was $900 for the year ended December 31, 1998.

Subordinated bridge notes totaling $170,000 were sold in 1996 to five members of the Board of Directors and two shareholders (See Note 7). In 1998, $30,000 of these notes were repaid. In early 1999, $60,000 of these notes were repaid. Total interest incurred for these bridge notes was approximately $14,500 and $18,000 for the years ending December 31, 1998 and 1997, respectively. This liability is classified under the current portion of long-term debt.

NOTE 14 - Discontinued Operations:

On January 15, 1999, Anchor sold substantially all of the net assets of its insurance brokerage business, primarily including cash held in fiduciary accounts, accounts receivable, property and equipment, intangible assets and premiums payable to insurance companies. This operation has been accounted for as a discontinued operation and, accordingly, the foregoing assets and liabilities and the insurance brokerage business's results of operations are segregated in the accompanying consolidated balance sheets and statements of operations and of cash flows. The loss on the sale of such net assets has been reflected in the results of operations for the year ended December 31, 1998.

Net revenues, operating costs and expenses, other income and expense, and income taxes for all periods presented have been reclassified for amounts associated with the discontinued operation.

Revenues, income (losses) from operations, loss on disposal, and income tax provision (benefit) associated with the discontinued operation are as follows:

                                                                  Years ended December 31
                                                 ---------------------------------------------------------
                                                        1998                1997               1996
                                                 ------------------  ------------------  -----------------
     Total revenues                                     $3,069,459          $3,115,202         $3,420,352
                                                        ==========          ==========         ==========

     Income (loss) from operations before
      income tax provision                              $  194,109          $   31,250         $  (26,392)


     Income tax provision                                  (77,600)            (12,500)                 -
                                                        ----------          ----------         ----------

     Income (loss) from operations                         116,509              18,750            (26,392)
                                                        ----------          ----------         ----------

     Loss on disposal                                     (200,791)                  -                  -

     Income tax benefit on disposal                         77,600                   -                  -
                                                        ----------          ----------         ----------
                                                          (123,191)                  -                  -
                                                        ----------          ----------         ----------
     Income (loss) from discontinued operations
                                                        $   (6,682)         $   18,750         $  (26,392)
                                                        ==========          ==========         ==========

Income from discontinued operations for the years ending December 31, 1998, 1997, and 1996 exclude general and administrative charges from Anchor of $213,900, $298,000 and $270,000.

Assets and liabilities for all periods have been reclassified for amounts associated with the discontinued operations. Anchor has reported such net assets at their net realizable values under the caption, "Realizable value of net assets sold." Summarized balance sheet data for the discontinued operations are as follows at December 31:

                                                                               December 31
                                                                   -----------------------------------
                                                                         1998               1997
                                                                   -----------------  ----------------
     Cash and cash equivalents - brokerage fiduciary funds              $   970,916       $ 1,203,594
     Accounts receivable, net                                               924,230           853,398
     Prepaid expenses and other current assets                               15,197            30,056
     Property and equipment, net                                             26,248            70,444
     Intangibles, net                                                     2,263,655         2,433,799
     Net premiums payable - insurance companies                          (1,893,637)       (2,035,032)
     Acquisition payables                                                   (50,823)          (50,823)
                                                                        -----------       -----------
                                                                          2,255,786         2,505,436
     Less--loss on disposition                                             (200,791)                -
                                                                        -----------       -----------
     Net realizable value of assets sold                                $ 2,054,995       $ 2,505,436
                                                                        ===========       ===========

     On January 15, 1999, Anchor received $2,250,000 in cash and a receivable of $27,500 for the sale of these net assets. Anchor also paid commissions of $112,500 and incurred approximately $110,000 in additional expenses associated with the sale. Anchor used $1,075,000 of these proceeds to pay off long-term debt (See Note 7).

NOTE 15- Cash Flow Disclosures:

                                                                           Year ended December 31
                                                           -----------------------------------------------------
                                                                  1998              1997              1996
                                                           ------------------  ---------------  ----------------
Supplemental cash flow information:
  Cash paid during the period for:
     Interest                                                    $254,505         $285,049          $379,071
                                                                 ========         ========          ========
     Income taxes                                                $  9,956         $  8,526          $  6,830
                                                                 ========         ========          ========

Supplemental schedule of noncash investing and financing
 activities:
  Increase in fixed assets and long-term liabilities
   related to the purchase of office furniture and
   equipment                                                     $189,600         $      -          $      -
                                                                 ========         ========          ========
  Bridge notes exchanged for common stock                        $      -         $ 45,000          $      -
                                                                 ========         ========          ========
  Convertible debentures exchanged for common stock              $      -         $      -          $870,000
                                                                 ========         ========          ========
  Increase in intangible assets and common stock related
   to purchase of customer lists                                 $252,635         $      -          $176,999
                                                                 ========         ========          ========
  Decrease in goodwill and intangible assets related to
   adjustment in deferred taxes                                  $      -         $      -          $111,322
                                                                 ========         ========          ========