Form 10-Q
period 1999-03-31
ANCHOR PACIFIC UNDERWRITERS INC
filed 1999-05-12
CIK 317781

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


     FOR THE QUARTER ENDED MARCH 31, 1999         COMMISSION FILE NUMBER: 0-9628
                                      OR

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

                         Common stock, $.02 par value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  [X]Yes    [_]No

     As of March 31, 1999, the Registrant had 4,710,057 shares of common stock outstanding.

                    This document is comprised of 18 pages

================================================================================

                       ANCHOR PACIFIC UNDERWRITERS, INC.

                                     INDEX

PART I.   FINANCIAL INFORMATION

          ITEM 1.   Financial Statements:


                    Consolidated Balance Sheets, March 31, 1999 (unaudited) and
                    December 31, 1998...........................................        1

                    Consolidated Statements of Operations (unaudited) for the
                    three                                                               3
                    months ended March 31, 1999 and 1998........................

                    Consolidated Statements of Shareholders' Equity (Deficit)
                    for the three months ended March 31, 1999 (unaudited) and
                    year ended December 31, 1998................................        4

                    Consolidated Statements of Cash Flows (unaudited ) for the
                    three                                                               5
                    months ended March 31, 1999 and 1998........................

                    Notes to Consolidated Financial Statements..................        6

          ITEM 2.   Management's Discussion and Analysis of Financial
                    Condition and Results of Operations.........................        9


PART II.  OTHER INFORMATION

          ITEM 1.   Legal Proceedings...........................................       15

          ITEM 2.   Changes in Securities.......................................       15

          ITEM 3.   Defaults Upon Senior Securities.............................       15

          ITEM 4.   Submission of Matters to a Vote of Security Holders.........       15

          ITEM 5.   Other Information...........................................       15

          ITEM 6.   Exhibits and Reports on Form 8-K............................       15

PART I - FINANCIAL INFORMATION


              ANCHOR PACIFIC UNDERWRITERS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                              March 31,              December 31,
                                                                 1999                    1998
                                                        -------------------     -------------------
                                                             (unaudited)
ASSETS
Current Assets:
 Cash and cash equivalents - corporate funds            $           224,778     $           138,139
 Cash and cash equivalents - third-party
   administration fiduciary funds                                 3,717,461               3,517,772
 Realizable value of net assets sold                                      -               2,054,995
 Accounts receivable (less allowance for
   doubtful accounts of $41,952 in
   1999 and 1998, respectively)                                     434,099                 527,827
 Prepaid expenses and other current assets                          205,802                 191,749
                                                        -------------------     -------------------
Total current assets                                              4,582,140               6,430,482
                                                        -------------------     -------------------

Property and equipment                                            2,688,118               2,561,111
Accumulated depreciation and amortization                        (2,067,918)             (2,010,633)
                                                        -------------------     -------------------
                                                                    620,200                 550,478
Other assets:
 Intangible assets, net                                             577,403                 593,933
 Other                                                               83,192                  80,431
                                                        -------------------     -------------------
                                                                    660,595                 674,364
                                                        -------------------     -------------------

Total assets                                            $         5,862,935     $         7,655,324
                                                        ===================     ===================

              ANCHOR PACIFIC UNDERWRITERS, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                                                  March 31,               December 31,
                                                                     1999                     1998
                                                            -------------------      --------------------
                                                                 (unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
    Cash and cash equivalents - third-party
         administration fiduciary funds                     $         3,717,461      $          3,517,772
    Accounts payable                                                    563,561                   619,798
    Accrued expenses                                                    334,016                   613,256
    Short-term debt                                                           -                   200,000
    Current portion of long-term debt                                   426,193                 1,242,950
    Current portion of long-term liabilities                            399,175                   451,068
                                                            -------------------      --------------------
Total current liabilities                                             5,440,406                 6,644,844
                                                            -------------------      --------------------


Long-term liabilities                                                   417,859                   453,226
                                                            -------------------      --------------------


Long-term debt, including $315,000 and $480,000 in
 1999 and 1998, respectively, owed to related
 parties                                                                861,341                   858,342
                                                            -------------------      --------------------


Shareholders' equity (deficit):
    Preferred stock - $.02 par value; 2,000,000
     shares
      authorized; none issued and outstanding
    Common stock  - $.02 par value; 16,000,000
      shares authorized; 4,710,057 shares issued as
      of 3/31/99 and 12/31/98                                            94,201                    94,201
    Additional paid-in capital                                        4,232,265                 4,232,265
    Accumulated deficit                                              (5,183,137)               (4,627,554)
                                                            -------------------      --------------------
Total shareholders' equity (deficit)                                   (856,671)                 (301,088)
                                                            -------------------      --------------------
Total liabilities and shareholders' equity (deficit)        $         5,862,935      $          7,655,324
                                                            ====================     =====================

    See accompanying notes.

              ANCHOR PACIFIC UNDERWRITERS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                                    Three Months
                                                                                   Ended March 31,
                                                            ---------------------------------------------------------
                                                                        1999                            1998
Revenues:
    Administrative fees and other income                    $               2,467,645        $              3,386,653
    Interest income                                                             6,237                           3,766
                                                            -------------------------        ------------------------
Total revenue                                                               2,473,882                       3,390,419
                                                            -------------------------        ------------------------

Operating expenses:
    Salaries, commissions and employee benefits                             1,915,220                       2,105,540
    Selling, general and administrative expenses                            1,097,948                       1,220,113
                                                            -------------------------        ------------------------
Total operating expenses                                                    3,013,168                       3,325,653
                                                            -------------------------        ------------------------

                                                                             (539,286)                         64,766
                                                            -------------------------        ------------------------


Other income (expense):
    Amortization of goodwill and intangible assets                            (16,530)                        (11,267)
    Interest                                                                  (34,819)                        (65,646)
    Other                                                                      39,922                           4,764
                                                            -------------------------        ------------------------
Total other income (expense)                                                  (11,427)                        (72,149)
                                                            -------------------------        ------------------------

Loss before income taxes                                                     (550,713)                         (7,383)

Benefit (provision) for income taxes                                           (4,870)                         20,180
                                                            -------------------------        ------------------------

Income (loss) from continuing operations                                     (555,583)                         12,797
                                                            -------------------------        ------------------------

Discontinued operations:
     Income from discontinued operations, net of
          Income taxes                                                              -                          39,601
                                                            -------------------------        ------------------------
Income from discontinued operations                                                 -                          39,601
                                                            -------------------------        ------------------------

Net income (loss)                                           $                (555,583)       $                 52,398
                                                            =========================        ========================

Net income (loss) per share:
     Loss from continuing operations                        $                   (0.12)       $                      -
     Income from discontinued operations                                            -                            0.01
                                                            -------------------------        ------------------------

Basic and diluted income (loss) per common share            $                   (0.12)       $                   0.01
                                                            -------------------------        ------------------------

Weighted average number of common shares
    outstanding                                                             4,710,057                       4,710,060
                                                            -------------------------        ------------------------

    See accompanying notes

                       ANCHOR PACIFIC UNDERWRITERS, INC.

           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)


                                                                Additional
                                       Common Stock               Paid-In         Accumulated
                                  Shares          Amount          Capital          (Deficit)            Total
                            ---------------------------------------------------------------------------------------
Balance at December 31,
      1997                         4,690,839    $     93,817    $  4,215,649      $  (3,852,224)     $     457,242

   Stock issued for services
      rendered                        18,888             378          16,622                  -             17,000
   Canceled stock -
      Fractional shares                  330               6              (6)                 -                  -

    Net loss                               -               -               -           (775,330)          (775,330)
                            ---------------------------------------------------------------------------------------


Balance at December 31,
      1998                         4,710,057    $     94,201    $  4,232,265      $  (4,627,554)     $    (301,088)

    Net Loss                               -               -               -           (555,583)          (555,583)
                            ---------------------------------------------------------------------------------------

Balance at March 31, 1999
   (Unaudited)                     4,710,057    $     94,201    $  4,232,265      $  (5,183,137)     $    (856,671)
                            =======================================================================================

See accompanying notes

              ANCHOR PACIFIC UNDERWRITERS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                 Three Months
                                                                                Ended March 31,
                                                             --------------------------------------------------
                                                                       1999                         1998
CONTINUING OPERATIONS ACTIVITIES:
Net income (loss)                                            $             (555,583)     $               52,398
Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities:
      Depreciation and amortization                                          57,283                      69,317
      Amortization of goodwill, other intangibles
       and organization expenses                                             16,530                      11,267
      Stock issued for services                                                   -                      17,000
Changes in operating assets and liabilities, net
  of effect of purchases of subsidiaries:
      Accounts receivable                                                    93,728                     (28,988)
      Prepaid expenses and other current assets                             (14,056)                     71,192
      Other assets                                                           (2,759)                    (24,232)
      Accounts payable and accrued expenses                                (445,484)                      5,056
                                                             -----------------------     -----------------------
Net cash provided by (used in) operating activities                        (850,341)                    173,010
                                                             -----------------------     -----------------------

INVESTMENT ACTIVITIES:
Purchases of property and equipment                                        (127,005)                    (19,291)
Net proceeds from sale of assets                                          2,165,003                           -
                                                             -----------------------     -----------------------
Net cash provided by (used in) investing activities                       2,037,998                     (19,291)
                                                             -----------------------     -----------------------


FINANCING ACTIVITIES:
Borrowings on long-term debt                                                 86,639                     200,000
Repayment on long-term debt and liabilities                              (1,186,018)                   (227,975)
                                                             -----------------------     -----------------------
Net cash (used in) financing activities                                  (1,101,018)                    (27,975)
                                                             -----------------------     -----------------------

Net increase in cash                                                         85,000                     125,744
Cash and cash equivalents-corporate funds at
   beginning of period                                                      138,139                      44,384
                                                             -----------------------     -----------------------
Cash and cash equivalents-corporate funds at
   end of period                                             $              224,778      $              170,128
                                                             -----------------------     -----------------------

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
     Interest                                                $               34,819      $               64,646
                                                             -----------------------     -----------------------
     Income taxes                                            $                4,870      $                6,220
                                                             -----------------------     -----------------------

See accompanying notes

              ANCHOR PACIFIC UNDERWRITERS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                MARCH 31, 1999

NOTE 1 - BASIS OF PRESENTATION
------------------------------

          The accompanying unaudited consolidated financial statements of Anchor Pacific Underwriters, Inc. and its subsidiaries ("Anchor") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in Anchor's Annual Report on Form 10-K for the year ended December 31, 1998.

Reclassifications
-----------------

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

NOTE 2 - DISCONTINUED OPERATIONS
--------------------------------

          Since its inception, Anchor has expanded its insurance and third-party administration service capabilities through internal growth as well as a series of acquisitions. From 1986 through 1990, Anchor, through a wholly- owned subsidiary, Harden & Company Insurance Services, Inc. ("Harden"), primarily focused on providing administration services for group insurance benefit plans. In 1990, Anchor began to diversify its business by providing property, casualty and workers' compensation insurance products and services, as well as offering market studies and program analysis for certain non-profit associations who had endorsed Anchor's products.

          During the period from 1990 through 1996, Anchor further expanded its property and casualty business by acquiring certain assets, including insurance brokerage accounts. In 1994 Anchor acquired a property and casualty insurance brokerage company, Putnam, Knudsen & Wieking, Inc. ("PKW"). Shortly thereafter it consolidated all of its property and casualty insurance brokerage business under PKW. After evaluating trends in the insurance industry in mid-1998, the Board of Directors of Anchor decided to sell its property and casualty business and to focus on its third-party administration business. Anchor then engaged an independent investment banker to solicit possible purchasers. After reviewing seven acquisition proposals, Anchor sold substantially all the assets of PKW to an unrelated third party for approximately $2,250,000 in cash, effective December 31, 1998. The proceeds derived from the asset sale were largely used to reduce debt and to make additional financial resources available for working capital needs and third-party administration opportunities.

NOTE 3 - CONTINGENCIES
----------------------

          Anchor is subject to certain legal proceedings and claims arising in the ordinary course of its business. It is management's opinion that the resolution of these claims will not have a material effect on Anchor's consolidated financial position.

NOTE 4 - 10% CONVERTIBLE SUBORDINATED DEBENTURES
------------------------------------------------

          In 1995, Anchor issued $370,000 of 10% Convertible Subordinated Debentures (the "Debentures"). Subsequently, investors holding $270,000 of the Debentures, including seven members of the Board of Directors, converted their debentures into 200,000 shares of Anchor's common stock at $1.35 per share. These conversions reduced Anchor's outstanding indebtedness by $270,000 and, in turn, increased shareholders' equity by $270,000. As of March 31, 1999, $40,000 of the Debentures had been repaid in full, and $60,000 remained outstanding.

NOTE 5 - SUBORDINATED BRIDGE NOTES AND WARRANT
----------------------------------------------

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

          In February 1997, Anchor offered the purchasers of said Bridge Notes an opportunity to either change the terms of the warrants underlying the Bridge Notes or to participate in the 1997 Offering (discussed below), by exchanging the Bridge Notes. The basic terms of the two alternatives were: (a) in lieu of receiving a five year warrant to purchase 1,000 shares of Anchor common stock at a purchase price of $1.75 per share, for every $10,000 in principal invested, the purchaser would receive a five year warrant to purchase 2,000 shares of Anchor common stock at a purchase price of $1.35 per share; or (b) be allowed to participate in the 1997 Offering by exchanging the Bridge Notes and receiving in return (i) interest at the rate of 10% per annum up to the date of conversion;
(ii) Anchor common stock in place of the Bridge Notes at a conversion price equal to $0.90 per share; and (iii) a five year warrant, equal to the number of shares issued in place of the Bridge Notes, with the right to purchase Anchor's common stock at a purchase price of $0.90 per share. Purchasers representing $180,000 of said Bridge Notes chose alternative (a) above, and the remaining $45,000 chose alternative (b) above. Certain purchasers agreed to extend the term of the Bridge Notes. As of March 31, 1999, $80,000 of the Bridge Notes remained outstanding.

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

NOTE 7 - 10% CONVERTIBLE SUBORDINATED DEBENTURES, SERIES B
----------------------------------------------------------

          At the end of the third quarter 1998, Anchor commenced raising additional funds from members of the Board of Directors and other qualified investors by offering 10% Convertible Subordinated Debentures, Series B (the "Series B Debentures"). At the close of said offering on January 25, 1999, Anchor had raised $495,000, $200,000 from its primary bank lender and the remaining $295,000 from five members of the Board of Directors and other qualified investors. Anchor has utilized a substantial portion of the proceeds from the Series B Debentures to support current working capital needs. The basic terms of the Series B Debentures were: (a) 10% interest, payable semi-annually in arrears; (b) two year maturity; (c) conversion price of $0.50 per share; (d) "Piggyback" registration rights for three years; (e) for each $5,000 of Series B Debentures acquired, an investor received a five year warrant to acquire 2,000 shares of Anchor common stock at an exercise price of $0.50 per share; and (f) subordination provisions that subordinate the Series B Debentures to Anchor's "Senior Debt" (as defined in the Series B Debentures). The Series B Debentures contained a provision that permit Anchor to redeem all or a portion of their Series B Debentures, at par, plus any outstanding interest, in the event Anchor sold PKW for an amount in excess of $2 million. Anchor sold PKW for $2,250,000 cash, effective December 31, 1998. As of March 31, 1999, Anchor has repurchased $230,000 of the Series B Debentures including $200,000 repurchased from its primary lender.

NOTE 8 - 10% CONVERTIBLE SUBORDINATED DEBENTURES, SERIES C
----------------------------------------------------------

          At the end of the first quarter 1999, Anchor commenced raising additional funds from members of the Board of Directors and other qualified investors by offering 10% Convertible Subordinated Debentures, Series C (the "Series C Debentures"). As of March 31, 1998, Anchor had raised $50,000 and had oral commitments from investors to purchase an additional $100,000 of Series C Debentures. Anchor intends to utilize a substantial portion of the proceeds from the Series C Debentures to support current and future working capital needs of Anchor. The basic terms of the Series C Debentures are: (a) 10% interest, payable semi-annually in arrears; (b) two year maturity; (c) conversion price of $0.60 per share; (d) "Piggyback" registration rights for three years; (e) for each $5,000 of Series C Debentures acquired, an investor receives a five year warrant to acquire 2,000 shares of Anchor common stock at an exercise price of $0.60 per share; and (f) subordination provisions that subordinate the Series C Debentures to Anchor's "Senior Debt" (as defined in the Series C Debentures).

NOTE 9 - COMMITMENTS
--------------------

          On September 30, 1997, Anchor obtained a $1,600,000 bank loan. The basic terms and conditions of this loan were: (a) monthly interest payments equal to the bank's prime rate, plus 2.5%; (b) five year term; (c) monthly principal payments in installments of $26,666 (notwithstanding the foregoing payment provisions, 75% of Anchor's monthly EBITDA were to be applied to principal payments to the extent such percentage of monthly EBITDA was required to make the scheduled payment of principal. To the extent that 75% of monthly EBITDA fell short of the required principal payment, the difference was to be added to the final payment); and (d) a five year warrant to acquire 95,000 shares of Anchor common stock at a purchase price of $1.75 per share. The proceeds of the loan were used to retire outstanding credit facilities with another bank.

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

          On June 2, 1998, a new term loan in the amount of $1,741,841 was entered into between Anchor and the bank which replaced the $1,821,890 term loan. The basic terms of this new term loan are: (a) monthly interest payments equal to bank's prime rate, plus 2.5%; (b) a maturity date of October 5, 2002; and (c) monthly principal payments in installments of $16,500 beginning on June 5, 1998. The provision which required 75% of Anchor's monthly EBITDA to be applied to principal payments was deleted. All other terms and conditions of the term loan dated September 30, 1997, including all amendments thereto and replacements therefor, remain operative.

          Effective December 31, 1998, based on a strategic decision to focus on its third-party administration business, a purchase agreement was entered into between PKW, Anchor and Talbot Agency of California, Inc. ("Talbot") whereby Talbot acquired certain of PKW assets, including insurance brokerage accounts. Consideration for said purchase was $2,250,000 cash which was paid at the time of the closing on January 15, 1999, based on a purchase price of 4.5 times EBITA. The proceeds of the sale have been used by Anchor to reduce debt and to direct additional resources to third-party administration opportunities.

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

          Since its inception, Anchor has expanded its insurance and third-party administration service capabilities through internal growth as well as a series of acquisitions. As part of its expansion strategy in 1994, Anchor acquired Benefit Resources, Inc. ("BRI") a third-party employee benefits administration business located in Scottsdale, Arizona. In 1998, Anchor caused BRI to change its name to Harden & Company of Arizona, ('Harden-AZ"). In 1995, certain third-party administration accounts were acquired by Harden-CA from Dutcher Insurance Agency, Inc. ("Dutcher"), located in Stockton, California. In July 1997, Harden-CA took over a third-party administration business, located in Los Angeles, California, that was previously serviced by an unrelated third party. As a result of declining revenues on the Los Angeles business due to carrier rate increases, the Los Angeles office was closed at the end of February 1999, with the remaining business now being serviced from the Concord, California office.

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

          Under Harden Group identity, the current third-party administration operations of Anchor continue to function as before in their respective territories. Currently, Harden Group includes four third-party administration operations providing services to clients throughout the Western States from six offices located in Concord and Fresno, California; Scottsdale, Arizona; Portland, Oregon; and Las Vegas and Reno, Nevada. Anchor continues to look for opportunities to expand its third-party administration services in the Western United States.

GENERAL

CONTINUING OPERATIONS

          THIRD-PARTY CLAIMS ADMINISTRATION AND EMPLOYEE BENEFITS CONSULTING

          The employee benefits business of Anchor is conducted through Harden Group and primarily involves third-party health benefits administration activities. This business group engages in designing, implementing and administering health benefit plans for small to medium sized employer groups. Administration services provided by Harden Group include receiving and managing employer plan contributions and/or premium payments, monitoring employee and dependent eligibility, preparing required government and tax reports, handling day-to-day administration, reviewing and analyzing claims data for coverage, and managing the claims settlement process. Anchor, through Harden Group, also helps develop insurance products and services tailored to the specific needs of the client, provides risk analysis and conducts loss control and cost studies for insurance companies and self-insured employers. As compensation for its claims administration services, Harden Group generally receives fees based either on a percentage of premiums collected or on a per capita basis.

          During the past year, Anchor has sought to take steps to strengthen Harden Group's management and sales and marketing staff by hiring additional seasoned executives. Product development and new product sales continue to be a high priority, as does geographical diversification into other marketing territories in the western states.

DISCONTINUED OPERATIONS

          INSURANCE BROKERAGE

          Anchor first entered the insurance brokerage business in 1990 through an acquisition. Thereafter it grew its insurance brokerage business primarily through acquisitions, the largest being PKW. Following the 1994 acquisition of PKW, Anchor consolidated all of its property and casualty insurance brokerage business into PKW. This segment of Anchor's business focused on property and casualty (both commercial and personal lines), health, life and disability, as well as workers' compensation. PKW acted as an agent on behalf of insurers and other intermediaries in soliciting, negotiating and effecting contracts of insurance, and as a broker in procuring insurance contracts on behalf of insureds.

          As an insurance agent and broker, PKW derived its income from the sale of insurance products and services and the receipt of commissions generated therefrom. Effective as of December 31, 1998, Anchor sold certain assets, including all of the insurance brokerage accounts of PKW, for approximately $2,250,000 in cash. The proceeds derived from the PKW asset sale were largely used to reduce debt and to make additional financial resources available for working capital needs and third-party administration opportunities.

RESULTS OF CONTINUING OPERATIONS -- QUARTERS ENDED MARCH 31, 1999 AND 1998

RECLASSIFICATIONS

          The prior years' balances detailed below have been reclassified to conform with the current year presentation of discontinued operations.

REVENUES

          TOTAL REVENUES. Total revenues for the first quarter of 1999, were $2,473,882, a decrease of $916,537 or (27.0)%, as compared to 1998 first quarter revenues of $3,390,419. The decrease in revenue in this three month period was primarily due to the declining revenues in Harden Group's Los Angeles office as a result of carrier rate increases. Anchor's revenues vary from quarter to quarter as a result of the timing of policy renewals and net new/lost business production, whereas expenses are fairly uniform throughout the year.

          FEES. Fees from Harden Group (including underwriting and risk analysis) services for the first quarter of 1999, were $2,467,645, a decrease of $919,008 or (27.1)%, as compared to $3,386,653 in fees for the same period in 1998. This decrease in fee income is the direct result of declining revenue generated from Harden Group's Los Angeles office.

          Fee revenues generated by Anchor in the first quarter of 1999 from third-party administration services consist of revenues generated by Harden Group. The third-party administration revenues are primarily derived from: (a) an insurance product underwritten by one insurance carrier, which is A- (Excellent); and (b) the administration of insurance programs underwritten by various insurance carriers for a number of self-insured employers. Self-insurance is an alternative to fully insured programs in which a client assumes a manageable portion of its insurance risks, usually (although not always) placing the less predictable and larger loss exposure with an excess insurance carrier.

          INTEREST INCOME. Interest income consists of interest earned on funds held in fiduciary accounts and interest earned on investments. Interest income was $6,237 and $3,766 for the three months ended March 31, 1999 and 1998, respectively.

EXPENSES

          TOTAL EXPENSES. Total operating expenses for the first quarter of 1999, were $3,013,168, a decrease of $312,485 or (9.4)% as compared to operating expenses of $3,325,653 for the same period in 1998. As discussed below, the decrease in total expenses resulted primarily from a decrease in selling, general and administration expenses and employee compensation and benefits resulting from the decrease of third-party administration services business at Harden Group's Los Angeles office.

          EMPLOYEE COMPENSATION AND BENEFITS. Employee compensation and benefits for the first quarter of 1999, were $1,915,220, a decrease of $190,320 or (9.0)% as compared to $2,105,540 for the same period in 1998. The decrease related primarily to the closure of Harden Group's Los Angeles office.

          SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $1,097,948 and $1,220,113 for the quarters ended March 31, 1999 and 1998, respectively. The $122,165 or (10.0)% decrease in 1999, as compared to 1998, resulted primarily from a closure of Harden Group's Los Angeles office. General and administrative expenses include rent, travel, insurance, postage, telephone, supplies and other miscellaneous expenses.

          INTEREST EXPENSE. Interest expense was $34,819 and $65,646, for the first quarter of 1999 and 1998, respectively. The decrease in interest expense of $30,827 in the first quarter of 1999, as compared to the same period in 1998, was due to the decrease in borrowings under the bank term loan.

          AMORTIZATION OF GOODWILL AND OTHER INTANGIBLES. Goodwill represents the excess of the cost of acquisitions over the fair value of net assets acquired. Other intangibles include covenants not to compete, customer lists and other contractual rights. Amortization of goodwill and other intangibles was $16,530 and $11,267, for the first quarter of 1999 and 1998, respectively. The increase in amortization and other intangibles is a result of increased intangibles at Harden-AZ.

INCOME TAXES

          Anchor's expense for income taxes was $4,870 for the first quarter of 1999 as compared to a benefit for income taxes of $20,180 for the first quarter of 1998.

LIQUIDITY AND CAPITAL RESOURCES

          Anchor reported net cash flows (used in) by operations of $(850,341) for the first quarter ended March 31, 1999, compared to net cash flows provided by operations of $173,010 for the same period in 1998. During 1999, Anchor repaid $800,000 of the existing line of credit and met its operating and capital needs from various sources, including the use of proceeds received from the sale of PKW and the use of proceeds received from the sale of Series C Debentures.

          Capital and certain acquisition related expenditures were $127,005 and $19,291 for the three months ended March 1999 and 1998, respectively. The 1999 expenditures primarily involved expenditures related to software development and implementation to update the eligibility and claims processing system.

          Short-term borrowings, current portion of long-term debt and current portion of long-term liabilities at March 31, 1999, totaling in the aggregate $825,368 (as compared to $1,894,018 at December 31, 1998), consisted of: (a) $198,000 representing the current portion of a term bank loan further described in footnote 9 to the Financial Statements, above; (b) approximately $104,484 of future fixed payments under a consulting agreement entered into with a company affiliated with the former shareholders of Harden-AZ; (c) $66,983 representing the current portion of obligations with regard to certain real property leased by PKW prior its acquisition by Anchor and relocation to Anchor's executive offices; (d) $60,000 of the Debentures; (e) $80,000 of the Bridge Notes; (f) approximately $71,100 representing obligations relating to the purchase of furniture, fixtures and computer equipment at the PHA location; and (g) approximately $244,801 for certain other current liabilities.

          At March 31, 1999, long-term liabilities and long-term debt, less the current portion discussed above, totaled $1,279,200 (as compared to $1,311,568 at December 31, 1998), and primarily consisted of: (a) $546,341 representing the long-term portion outstanding under a term bank loan further described in footnote 9 to the Financial Statements, above; (b) approximately $333,013 representing deferred rent with regard to certain real property currently leased by Anchor; (c) $265,000 of Series B Debentures; (d) $50,000 of Series C Debentures; and (e) approximately $84,846 for certain other long-term liabilities. In May 1995, PKW entered into a sublease with respect to 82% of PKW's prior office space. The sublease expired on September 30, 1997, and was extended by the subtenant through November 30, 1999, the date on which the term of the master lease expires and requires PKW to provide a multi-year rent subsidy. In December 1995, PKW entered into a sublease with respect to an additional 10% of PKW's prior office space. The sublease expires on November 30, 1999, and ;requires PKW to provide a multi-year rent subsidy. In October 1997, PKW entered into a sublease with the respect to the remaining 8% of PKW's prior office space. The sublease expires on November 30, 1999, and requires PKW to provide a multi-year rent subsidy. Following the sale of PKW, Anchor has assumed these remaining obligations which expire on November 30, 1999.

          Reference is made to footnotes 4 through 9 to the Financial Statements included in this Form 10-Q for further information on Anchor's fund raising activities and borrowings from its primary bank lender.

          Anchor has not paid cash dividends in the past and does not expect to pay cash dividends in the foreseeable future.

          YEAR 2000 UPDATE

          Anchor's plan to achieve Year 2000 compliance in its electronic information systems is proceeding on schedule. A team has been created to coordinate the identification and implementation of the necessary changes required for computer systems and applications. Anchor has hired an outside computer consultant, OASYS Networks, Inc. ("OASYS"), to assist in the management of the Year 2000 project. OASYS will be providing a Limited-Scope Assessment which is expected to provide a detailed analysis of all networked "objects" and compliance information on all installed applications that are not specific to the insurance industry, and will be limited to the PC, PC Network, and associated peripherals environment. During the course of this assessment, which is expected to be completed by end of the third quarter 1999. OASYS will:

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

          12.  Prepare a closing Risk Analysis report.

          In addition, the OASYS team began providing Year 2000 Inbound and Outbound Compliance Communications on April 1, 1999. Inbound Year 2000 Compliance Communications involve requests from outside parties (such as venders, suppliers, etc.) for information and status on Anchor's Year 2000 compliance. Once received, OASYS is expected to respond, document, track and service such requests with periodic summaries being reported to Anchor's team. Outbound Year 2000 Compliance Communications are requests initiated by Anchor seeking the status of another entities' Year 2000 compliance. These requests are being initiated, documented and tracked by OASYS.

          Anchor's team is also focused on obtaining mainframe Year 2000 compliance at its three principal offices located in Concord, California, Scottsdale, Arizona and Portland, Oregon. The status of the effort for each office is described below.

            HARDEN-CA (CONCORD, CA):
            ------------------------

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

          Anchor's team is working to complete programming efforts for the Year 2000 related projects by September 30, 1999, with final certification testing occurring during the remainder of the 1999 year. Anchor's focus is not only on its internal systems, but also upon the compliance of its key business partners, vendors and other suppliers. Management believes that the redeployment of Anchor's resources will not adversely impact new product or software development. The total cost of Year 2000 compliance is not expected to be material to the company's financial position. The estimated total cost of the Year 2000 Project is expected to not exceed $250,000.

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

          Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified based on current expectations. Consequently, future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements contained in this Annual Report. Statements in this Quarterly Report, particularly in the Notes to Financial Statements, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations and Year 2000 Update, describe certain factors, among others, that could contribute to or cause such differences. Such forward-looking statements involve risks and uncertainties, and actual results could differ from those described herein. While the statements represent management's current judgment as to the near-term future prospects of its business, such risks and uncertainties could cause actual results to differ from the above statements. Factors which could cause actual results to differ include the following: Harden Group's relationship with new insurance carriers and marketing partners and their ability to effectively provide third-party administration services; controlling operating costs; the impact of competitive products, pricing and services; the availability of capital to finance operations and future expansion; the cyclical nature of the health insurance markets; and unanticipated regulatory changes.

STRATEGY

          Until recently, Anchor's business has consisted of two basic operations: (i) third-party administration services (Harden Group); and (ii) property and casualty insurance brokerage (PKW).

          During the last several years, Anchor's third-party administration services have experienced steady expansion. Revenues derived from the operations of Harden Group, as a percentage of Anchor's overall revenues, have grown from 57% at December 31, 1996 to 80% at December 31, 1998. Conversely, Anchor's property and casualty insurance business has been subjected to considerable competitive pressures through much of the 1990's. During this period the insurance industry has generally experienced over capacity which, in turn, has negatively impacted both insurance premiums and brokerage commissions. The financial results of PKW have reflected these developments.

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

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A.  Exhibits

4.9       Form of 10% Convertible Subordinated Debenture, Series C.

4.9a Form of Warrant to Purchase Shares of Common Stock of Anchor Pacific Underwriters, Inc.

10.2a Sublease dated as of January 1, 1999, between Anchor and Talbot Agency of California, Inc. (regarding 1800 Sutter Street, Suite 500, Concord, California).

10.34 Office Lease dated January 29, 1999 between Harden and Columbia Square, L.L.C. (regarding 111 SW Columbia, Suite 600, Portland, Oregon).

27.0      Financial Data Schedule

B.  Reports on Form 8-K

None

                                  SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, Anchor has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              ANCHOR PACIFIC UNDERWRITERS, INC.


Date:   May 10, 1999          /s/ James R. Dunathan
       ----------------       --------------------------------------------------
                              James R. Dunathan
                              President and Chief Executive Officer


Date:   May 10, 1999          /s/ Earl Wiklund
       ----------------       --------------------------------------------------
                              Earl Wiklund
                              Senior Vice President and Chief Financial Officer