Form 10-Q
period 1999-06-30
ANCHOR PACIFIC UNDERWRITERS INC
filed 1999-08-13
CIK 317781

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

     For the Quarter Ended June 30, 1999          Commission File Number: 0-9628

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

                         Common stock, $.02 par value


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

     As of June 30, 1999, the Registrant had 4,710,056 shares of common stock outstanding.

                    This document is comprised of 19 pages

================================================================================

                       ANCHOR PACIFIC UNDERWRITERS, INC.

                                     INDEX

Part I.   FINANCIAL INFORMATION

          Item 1.   Financial Statements:

                    Consolidated Balance Sheets, June 30, 1999 (unaudited) and
                    December 31, 1998..............................................     1

                    Consolidated Statements of Operations (unaudited) for the
                    six months and quarters ended June 30, 1999 and 1998...........     3

                    Consolidated Statements of Shareholders' Equity (Deficit)
                    for the six months ended June 30, 1999 (unaudited) and year
                    ended December 31, 1998........................................     4

                    Consolidated Statements of Cash Flows (unaudited ) for the
                    six months ended June 30, 1999 and 1998........................     5

                    Notes to Consolidated Financial Statements.....................     6

          Item 2.   Management's Discussion and Analysis of Financial
                    Condition and Results of Operations............................     9

Part II.  OTHER INFORMATION

          Item 1.   Legal Proceedings..............................................    16

          Item 2.   Changes in Securities..........................................    16

          Item 3.   Defaults Upon Senior Securities................................    16

          Item 4.   Submission of Matters to a Vote of Security Holders............    16

          Item 5.   Other Information..............................................    16

          Item 6.   Exhibits and Reports on Form 8-K...............................    16

PART I - FINANCIAL INFORMATION


              Anchor Pacific Underwriters, Inc. and Subsidiaries
                          Consolidated Balance Sheets

                                                       June 30,       December 31,
                                                        1999             1998
                                                    ------------      -----------
                                                     (unaudited)
Assets
Current Assets:
 Cash and cash equivalents - corporate funds        $    76,184       $   138,139
 Cash and cash equivalents - third-party
   administration fiduciary funds                     3,717,461         3,517,772
 Realizable value of net assets sold                          -         2,054,995
 Accounts receivable (less allowance for
   doubtful accounts of $41,952 in
  1999 and 1998, respectively)                          414,690           527,827
 Prepaid expenses and other current assets              304,351           191,749
                                                    -----------       -----------
Total current assets                                  4,512,686         6,430,482
                                                    -----------       -----------

Property and equipment                                2,790,353         2,561,111
Accumulated depreciation and amortization            (2,128,916)       (2,010,633)
                                                    -----------       -----------
                                                        661,437           550,478
Other assets:
 Intangible assets, net                                 560,873           593,933
 Other                                                   68,223            80,431
                                                    -----------       -----------
                                                        629,096           674,364
                                                    -----------       -----------

Total assets                                        $ 5,803,219       $ 7,655,324
                                                    -----------       -----------

              Anchor Pacific Underwriters, Inc. and Subsidiaries
                    Consolidated Balance Sheets (continued)

                                                              June 30,       December 31,
                                                               1999              1998
                                                            -----------      -----------
                                                            (unaudited)
Liabilities and Shareholders' Equity (Deficit)
Current Liabilities:
    Cash and cash equivalents - third-party
         administration fiduciary funds                     $ 3,717,461      $ 3,517,772
    Accounts payable                                            488,431          619,798
    Accrued expenses                                            587,085          613,256
    Short-term debt                                             175,000          200,000
    Current portion of long-term debt                           536,523        1,242,950
    Current portion of long-term liabilities                    298,055          451,068
                                                            -----------      -----------
Total current liabilities                                     5,802,555        6,644,844
                                                            -----------      -----------

Long-term liabilities                                           435,320          453,226
                                                            -----------      -----------

Long-term debt, including $315,000 and $480,000 in
 1999 and 1998, respectively, owed to related parties           781,841          858,342
                                                            -----------      -----------

Shareholders' equity (deficit):
    Preferred stock - $.02 par value; 2,000,000 shares
      authorized; none issued and outstanding
    Common stock  - $.02 par value; 16,000,000
      shares authorized; 4,710,056 shares issued as
      of 6/30/99 and 4,710,057 as of 12/31/98                    94,201           94,201
    Additional paid-in capital                                4,232,265        4,232,265
    Accumulated deficit                                      (5,542,963)      (4,627,554)
                                                            -----------      -----------
Total shareholders' equity (deficit)                         (1,216,497)        (301,088)
                                                            -----------      -----------
Total liabilities and shareholders' equity (deficit)        $ 5,803,219      $ 7,655,324
                                                            -----------      -----------

See accompanying notes.

              Anchor Pacific Underwriters, Inc. and Subsidiaries
                     Consolidated Statements of Operations
                                  (Unaudited)

                                                             Six Months                                Quarters
                                                           Ended June 30,                            Ended June 30,
                                                  -------------------------------            ---------------------------------
                                                     1999                 1998                 1999                   1998
Revenues:
  Administrative fees and other income            $5,024,437           $6,526,613            $2,556,792             $3,139,960
  Interest Income                                      8,956                6,048                 2,719                  2,282
                                                  ----------           ----------            ----------             ----------
Total revenue                                      5,033,393            6,532,661             2,559,511              3,142,242

Operating expenses:
  Salaries, commissions and employee benefits      3,727,473            4,080,421             1,812,253              1,974,881
  Selling, general and administrative expenses     2,109,283            2,272,427             1,011,335              1,052,314
                                                  ----------           ----------            ----------             ----------
Total operating expenses                           5,836,756            6,352,848             2,823,588              3,027,195
                                                  ----------           ----------            ----------             ----------
                                                    (803,363)             179,813              (264,077)               115,047
Other income (expense):
  Amortization of goodwill & intangible assets       (33,060)             (22,534)              (16,530)               (11,267)
  Interest                                           (75,467)            (115,384)              (40,648)               (49,738)
  Other                                                1,351               13,180               (38,571)                 8,416
                                                  ----------           ----------            ----------             ----------
Total other income (expense)                        (107,176)            (124,738)              (95,749)               (52,589)
                                                  ----------           ----------            ----------             ----------

Income (loss) before income taxes                   (910,539)              55,075              (359,826)                62,458

Benefit (provision) for income taxes                   4,870                6,220                     -                      -
                                                  ----------           ----------            ----------             ----------

Income (loss)from continuing operations           $ (915,409)          $   48,855            $ (359,826)            $   62,458
                                                  ----------           ----------            ----------             ----------

Discontinued operations:
  Income from discontinued operations,
    net of income taxes                                    -               79,655                     -                 13,658
                                                  ----------           ----------            ----------             ----------
Income from discontinued operations                        -               79,655                     -                 13,658
                                                  ----------           ----------            ----------             ----------

Net income (loss)                                 $ (915,409)          $  128,510            $ (359,826)            $   76,116
                                                  ----------           ----------            ----------             ----------

Net income (loss) per share:
  Income (Loss) from continuing operations        $    (0.19)          $     0.01            $    (0.19)            $     0.01
  Income from discontinued operations                      -                 0.02                     -                   0.01
                                                  ----------           ----------            ----------             ----------

Basic and diluted income (loss) per
  common share                                    $    (0.19)          $     0.03            $    (0.19)            $     0.02
                                                  ----------           ----------            ----------             ----------
Weighted average number of
  common shares outstanding                        4,710,056            4,710,057             4,710,056              4,710,057
                                                  ----------           ----------            ----------             ----------

See accompanying notes

                       Anchor Pacific Underwriters, Inc.

           Consolidated Statements of Shareholders' Equity (Deficit)

                                                                   Additional
                                           Common Stock              Paid-In         Accumulated
                                     Shares           Amount         Capital          (Deficit)            Total
                                 ----------------------------------------------------------------------------------
Balance at December 31,
      1997                         4,690,839          $93,817      $4,215,649        $(3,852,224)       $   457,242

   Stock issued for services
      rendered                        18,888              378          16,622                  -             17,000
   Canceled stock -
      Fractional shares                  330                6              (6)                 -                  -

    Net loss                               -                -               -           (775,330)          (775,330)
                                 ----------------------------------------------------------------------------------

Balance at December 31, 1998       4,710,057          $94,201      $4,232,265        $(4,627,554)       $  (301,088)
    Canceled stock -
       Fractional shares                  (1)               -               -                  -                  -

    Net Loss                               -                -               -           (915,409)          (915,409)
                                 ----------------------------------------------------------------------------------

Balance at June 30, 1999
   (Unaudited)                     4,710,056          $94,201      $4,232,265        $(5,542,963)       $(1,216,497)
                                 ----------------------------------------------------------------------------------

See accompanying notes

              Anchor Pacific Underwriters, Inc. and Subsidiaries
                     Consolidated Statements of Cash Flows
                                  (unaudited)

                                                                        Six Months
                                                                       Ended June 30,
                                                           -------------------------------------
                                                               1999                       1998
Continuing operations activities:
Net income (loss)                                          $  (915,409)                $ 128,510
Adjustments to reconcile net income (loss) to net
 cash provided by (used in) operating activities:
      Depreciation and amortization                            118,090                   139,532
      Amortization of goodwill, other intangibles
       and organization expenses                                33,060                    23,695
Changes in operating assets and liabilities, net
  of effect of purchases of subsidiaries:
      Accounts receivable                                      113,137                    45,422
      Prepaid expenses and other current assets               (112,602)                  128,962
      Other assets                                              12,208                    80,376
      Accounts payable and accrued expenses                   (267,547)                 (103,729)
                                                           -----------                 ---------
Net cash provided by (used in) operating activities         (1,019,063)                  442,768
                                                           -----------                 ---------

Investment activities:
Purchases of property and equipment                           (229,049)                 (226,565)
Net proceeds from sale of assets                             2,165,004                         -
                                                           -----------                 ---------
Net cash provided by (used in) investing activities          1,935,955                  (226,565)
                                                           -----------                 ---------

Financing activities:
Borrowings on long-term debt                                   344,000                   261,379
Repayment on long-term debt and liabilities                 (1,322,847)                 (286,668)
                                                           -----------                 ---------
Net cash (used in) financing activities                       (978,847)                  (25,289)
                                                           -----------                 ---------

Net increase (decrease) in cash                                (61,955)                  190,914
Cash and cash equivalents-corporate funds at
   beginning of period                                         138,139                    44,384
                                                           -----------                 ---------
Cash and cash equivalents-corporate funds at
   end of period                                                76,184                   235,298
                                                           -----------                 ---------
Supplemental cash flow information:
Cash paid during the period for:
     Interest                                                   75,467                   115,384
                                                           -----------                 ---------
     Income taxes                                                4,870                     6,220
                                                           -----------                 ---------

See accompanying notes

              ANCHOR PACIFIC UNDERWRITERS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                                 June 30, 1999

NOTE 1 - BASIS OF PRESENTATION
------------------------------

          The accompanying unaudited consolidated financial statements of Anchor Pacific Underwriters, Inc. and its subsidiaries ("Anchor") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in Anchor's Annual Report on Form 10-K for the year ended December 31, 1998.

Reclassifications
-----------------

          Prior years' balances have been reclassified to conform with the current year presentation of discontinued operations.

Recapitalization and Restatement
--------------------------------

          On January 6, 1995, Anchor merged with System Industries, Inc. ("System"), previously a dormant, publicly traded shell corporation. As a result of the merger, Anchor became a public company. For accounting purposes, the merger has been treated as a recapitalization of Anchor with Anchor as the acquirer. Upon consummation of this merger, shareholders and certain creditors of System each received one share of Anchor common stock and a one year warrant to purchase one share of Anchor common stock at a price of $3.00 for every
42.3291 shares of issued and outstanding System common stock.

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

          During the period from 1990 through 1996, Anchor further expanded its property and casualty business by acquiring certain assets, including insurance brokerage accounts. In 1994 Anchor acquired a property and casualty insurance brokerage company, Putnam, Knudsen & Wieking, Inc. ("PKW"). Shortly thereafter it consolidated all of its property and casualty insurance brokerage business under PKW. After evaluating trends in the insurance industry, in mid-1998 the Board of Directors of Anchor decided to sell its property and casualty business and to focus on its third-party administration business. Anchor then engaged an independent investment banker to solicit possible purchasers. After reviewing seven acquisition proposals, Anchor sold substantially all the assets of PKW to an unrelated third party for approximately $2,250,000 in cash, effective December 31, 1998. The proceeds derived from the asset sale were largely used to reduce debt and to make additional financial resources available for working capital needs and third-party administration opportunities.

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

NOTE 4 - 10% CONVERTIBLE SUBORDINATED DEBENTURES
------------------------------------------------

          In 1995, Anchor issued $370,000 of 10% Convertible Subordinated Debentures (the "Debentures"). Subsequently, investors holding $270,000 of the Debentures, including seven members of the Board of Directors, converted their debentures into 200,000 shares of Anchor's common stock at $1.35 per share. These conversions reduced Anchor's outstanding indebtedness by $270,000 and, in turn, increased shareholders' equity by $270,000. As of June 30, 1999, $40,000 of the Debentures had been repaid in full, and $60,000 remained outstanding.

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

         In February 1997, Anchor offered the purchasers of said Bridge Notes an opportunity to either change the terms of the warrants underlying the Bridge Notes or to participate in the 1997 Offering (discussed below), by exchanging the Bridge Notes. The basic terms of the two alternatives were: (a) in lieu of receiving a five year warrant to purchase 1,000 shares of Anchor common stock at a purchase price of $1.75 per share, for every $10,000 in principal invested, the purchaser would receive a five year warrant to purchase 2,000 shares of Anchor common stock at a purchase price of $1.35 per share; or (b) be allowed to participate in the 1997 Offering by exchanging the Bridge Notes and receiving in return (i) interest at the rate of 10% per annum up to the date of conversion;
(ii) Anchor common stock in place of the Bridge Notes at a conversion price equal to $0.90 per share; and (iii) a five year warrant, equal to the number of shares issued in place of the Bridge Notes, with the right to purchase Anchor's common stock at a purchase price of $0.90 per share. Purchasers representing $180,000 of said Bridge Notes chose alternative (a) above, and the remaining $45,000 chose alternative (b) above. Subsequently, certain purchasers agreed to extend the term of the Bridge Notes and as of June 30, 1999, $80,000 of the Bridge Notes remained outstanding.

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

NOTE 7 - 10% CONVERTIBLE SUBORDINATED DEBENTURES, SERIES B
----------------------------------------------------------

          At the end of the third quarter 1998, Anchor commenced raising additional funds from members of the Board of Directors and other qualified investors by offering 10% Convertible Subordinated Debentures, Series B (the "Series B Debentures"). At the close of the Series B Debentures offering on January 25, 1999, Anchor had raised $495,000, with $200,000 provided by its primary bank lender and the remaining $295,000 from five members of the Board of Directors and other qualified investors. Anchor has utilized a substantial portion of the proceeds from the Series B Debentures to support current working capital needs. The basic terms of the Series B Debentures were: (a) 10% interest, payable semi-annually in arrears; (b) two year maturity; (c) conversion price of $0.50 per share; (d) "Piggyback" registration rights for three years; (e) for each $5,000 of Series B Debentures acquired, an investor received a five year warrant to acquire 2,000 shares of Anchor common stock at an exercise price of $0.50 per share; and (f) subordination provisions that subordinate the Series B Debentures to Anchor's "Senior Debt" (as defined in the Series B Debentures). The Series B Debentures contained a provision that allowed Anchor to redeem all or a portion of their Series B Debentures, at par, plus any outstanding interest, in the event Anchor sold PKW for an amount in excess of $2 million. Anchor sold PKW for $2,250,000 cash, effective December 31, 1998. As of June 30, 1999,

Anchor has repurchased $230,000 of the Series B Debentures including $200,000 repurchased from its primary lender.

NOTE 8 - 10% CONVERTIBLE SUBORDINATED DEBENTURES, SERIES C
----------------------------------------------------------

          At the end of the first quarter 1999, Anchor commenced raising additional funds from members of the Board of Directors and other qualified investors by offering 10% Convertible Subordinated Debentures, Series C (the "Series C Debentures"). As of July 30, 1999, Anchor had raised $144,000 and had oral commitments from investors to purchase an additional $50,000 of Series C Debentures. Anchor intends to utilize a substantial portion of the proceeds from the Series C Debentures to support current and future working capital needs of Anchor. The basic terms of the Series C Debentures are: (a) 10% interest, payable semi-annually in arrears; (b) two year maturity; (c) conversion price of $0.60 per share; (d) "Piggyback" registration rights for three years; (e) for each $5,000 of Series C Debentures acquired, an investor receives a five year warrant to acquire 2,000 shares of Anchor common stock at an exercise price of $0.60 per share; and (f) subordination provisions that subordinate the Series C Debentures to Anchor's "Senior Debt" (as defined in the Series C Debentures).

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

          On June 2, 1998, a new term loan in the amount of $1,741,841 was entered into between Anchor and the bank which replaced the $1,821,890 term loan. The basic terms of this new term loan are: (a) monthly interest payments equal to bank's prime rate, plus 2.5%; (b) a maturity date of October 5, 2002; and (c) monthly principal payments in installments of $16,500 beginning on June 5, 1998. The provision which required 75% of Anchor's monthly EBITDA to be applied to principal payments was deleted. All other terms and conditions of the term loan dated September 30, 1997, including all amendments thereto and replacements therefor, remain operative. As of June 30, 1999, $734,364 of the bank term loan remained outstanding.

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

          On April 29, 1999, Anchor obtained a new $250,000 bank loan from its primary lender. The basic terms and conditions of this loan were: (a) monthly interest payments equal to the bank's prime rate, plus 2.5%; (b) five month term; (c) principal plus all accrued unpaid interest due at maturity, September 30, 1999; and (d) a five year warrant to acquire 100,000 shares of Anchor common stock at a purchase price of $0.60 per share. The proceeds of the loan were used to support current working capital needs of Anchor.

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

          Since its inception, Anchor has expanded its insurance and third-party administration service capabilities through internal growth as well as a series of acquisitions. As part of its expansion strategy in 1994, Anchor acquired Benefit Resources, Inc. ("BRI") a third-party employee benefits administration business located in Scottsdale, Arizona. In 1998, Anchor caused BRI to change its name to Harden & Company of Arizona, ('Harden-AZ"). In 1995, certain third-party administration accounts were acquired by Harden-CA from Dutcher Insurance Agency, Inc. ("Dutcher"), located in Stockton, California. In July 1997, Harden-CA took over a third-party administration business, located in Los Angeles, California, that was previously serviced by an unrelated third party. As a result of declining revenues on the Los Angeles business due to carrier rate increases, the Los Angeles office was closed at the end of February 1999, with the remaining business now being serviced from the Concord, California office. In connection with the closure of the Los Angles office, approximately 15 employees who worked in that office were laid-off.

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

       During 1999, Anchor has reorganized its Harden Group senior management structure to be more responsive to the demands of an evolving marketplace. Product development and new product sales continue to be a high priority, as does geographical diversification into other marketing territories in the western states.

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

Results of Continuing Operations -- Six Months Ended June 30, 1999 and 1998

Reclassifications

     The prior years' balances detailed below have been reclassified to conform with the current year presentation of discontinued operations.

Revenues

     Total Revenues. Total revenues for the six months ended June 30, 1999, were $5,033,393, a decrease of $1,499,268 or 23.0%, as compared to $6,532,661 in revenues for the same period in 1998. The decrease in revenue in this six month period was primarily due to the declining revenues in Harden Group's Los Angeles office as a result of carrier rate increases. Anchor's revenues vary from quarter to quarter as a result of the timing of policy renewals and net new/lost business production, whereas expenses are fairly uniform throughout the year.

     Fees. Fees from Harden Group (including underwriting and risk analysis) services for the first six months of 1999, were $5,024,437, a decrease of $1,502,176 or 23.0%, as compared to $6,526,613 in fees for the same period in 1998. This decrease in fee income is the direct result of declining revenue generated from Harden Group's Los Angeles office.

     Fee revenues generated by Anchor in the first six months of 1999 from third-party administration services consist of revenues generated by Harden Group. The third-party administration revenues are primarily derived from: (a) an insurance product underwritten by one insurance carrier, which is A- (Excellent); and (b) the administration of insurance programs underwritten by various insurance carriers for a number of self-insured employers. Self-insurance is an alternative to fully insured programs in which a client assumes a manageable portion of its insurance risks, usually (although not always) placing the less predictable and larger loss exposure with an excess insurance carrier.

     Interest Income. Interest income consists of interest earned on funds held in fiduciary accounts and interest earned on investments. Interest income was $8,956 and $6,048 for the six months ended June 30, 1999 and 1998, respectively.

Expenses

     Total Expenses. Total operating expenses for the first six months of 1999, were $5,836,756, a decrease of $516,092 or 8.1% as compared to operating expenses of $6,352,848 for the same period in 1998. As discussed below, the decrease in total expenses resulted primarily from a decrease in selling, general and administration expenses and employee compensation and benefits resulting from the closure of Harden Group's Los Angeles office as well as the reduction of staff at the Concord, Portland and Scottsdale offices in response to the reduction in revenues.

     Employee Compensation and Benefits. Employee compensation and benefits for the first six months of 1999, were $3,727,473, a decrease of $352,948 or 8.7% as compared to $4,080,421 for the same period in 1998. The decrease related primarily to the closure of Harden Group's Los Angeles office and the reduction of staff at the Concord, Portland and Scottsdale offices in response to the reduction in revenue.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $2,109,283 and $2,272,427 for the six months ended June 30, 1999 and 1998, respectively. The $163,144 or 7.2% decrease in 1999, as compared to 1998, resulted primarily from the closure of Harden Group's Los Angeles office. General and administrative expenses include rent, travel, insurance, postage, telephone, supplies and other miscellaneous expenses.

     Interest Expense. Interest expense was $75,467 and $115,384, for the first six months of 1999 and 1998, respectively. The decrease in interest expense of $39,917 in the first six months of 1999, as compared to the same period in 1998, was due to the decrease in borrowings under the bank term loan.

     Amortization of Goodwill and Other Intangibles. Goodwill represents the excess of the cost of acquisitions over the fair value of net assets acquired. Other intangibles include covenants not to compete, customer lists and other contractual rights. Amortization of goodwill and other intangibles was $33,060 and $22,534, for the first six months of 1999 and 1998, respectively.

Income Taxes

     Anchor's expense for income taxes was $4,870 for the first six months of 1999 as compared to $6,220 for the first six months of 1998.

Results of Continuing Operations -- Quarters Ended June 30, 1999 and 1998

Reclassifications

     The prior years' balances detailed below have been reclassified to conform with the current year presentation of discontinued operations.

Revenues

     Total Revenues. Total revenues for the second quarter of 1999, were $2,559,511, an decrease of $582,731 or 18.6%, as compared to 1998 second quarter revenues of $3,142,242. The decrease in revenue in this three month period was primarily due to the declining revenues in Harden Group's Los Angeles office as a result of carrier rate increases. Anchor's revenues vary from quarter to quarter as a result of the timing of policy renewals and net new/lost business production, whereas expenses are fairly uniform throughout the year.

     Fees. Fees from Harden Group (including underwriting and risk analysis) services for the second quarter of 1999, were $2,556,792, a decrease of $583,168 or 18.6%, as compared to $3,139,960 in fees for the same period in 1998. This decrease in fee income is the direct result of declining revenue generated from Harden Group's Los Angeles office.

     Fee revenues generated by Anchor in the second quarter of 1999 from third-party administration services consist of revenues generated by Harden Group. The third-party administration revenues are primarily derived from: (a) an insurance product underwritten by one insurance carrier, which is A-(Excellent); and (b) the administration of insurance programs underwritten by various insurance carriers for a number of self-insured employers. Self-insurance is an alternative to fully insured programs in which a client assumes a manageable portion of its insurance risks, usually (although not always) placing the less predictable and larger loss exposure with an excess insurance carrier.

     Interest Income. Interest income consists of interest earned on funds held in fiduciary accounts and interest earned on investments. Interest income was $2,719 and $2,282 for the quarters ended June 30, 1999 and 1998, respectively.

Expenses

     Total Expenses. Total operating expenses for the second quarter of 1999, were $2,823,588, a decrease of $203,607 or 6.7% as compared to operating expenses of $3,027,195 for the same period in 1998. As discussed below, the decrease in total expenses resulted primarily from a decrease in selling, general and administration expenses and employee compensation and benefits resulting from the closure of Harden Group's Los Angeles office as well as the reduction of staff at the Concord, Portland and Scottsdale offices in response to the reduction in revenues.

     Employee Compensation and Benefits. Employee compensation and benefits for the second quarter of 1999, were $1,812,253, a decrease of $162,628 or 8.2% as compared to $1,974,881 for the same period in 1998. The decrease related primarily to the closure of Harden Group's Los Angeles office as well as the reduction of staff at the Concord, Portland and Scottsdale offices in response to the reduction in revenues.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $1,011,335 and $1,052,314 for the quarters ended June 30, 1999 and 1998, respectively. The $40,979 or 3.9% decrease in 1999, as compared to 1998, resulted primarily from the closure of Harden Group's Los Angeles office. General and administrative expenses include rent, travel, insurance, postage, telephone, supplies and other miscellaneous expenses.

     Interest Expense. Interest expense was $40,648 and $49,738, for the second quarter of 1999 and 1998, respectively. The decrease in interest expense of $9,090 in the second quarter of 1999, as compared to the same period in 1998, was due to the decrease in borrowings under the bank term loan.

     Amortization of Goodwill and Other Intangibles. Goodwill represents the excess of the cost of acquisitions over the fair value of net assets acquired. Other intangibles include covenants not to compete, customer lists and other contractual rights. Amortization of goodwill and other intangibles was $16,530 and $11,267, for the second quarter of 1999 and 1998, respectively. The increase in amortization and other intangibles is a result of increased intangibles at Harden-AZ.

Income Taxes

     Anchor's minimum annual required tax payment due was reported during the first quarter 1999 and 1998. Therefore, there was no income tax expense reported for the quarters ended June 30, 1999 and 1998, respectively. An analysis of Anchor's provision for income taxes is presented in Note 9 of the Notes to Consolidated Financial Statements in Anchor's Form 10-K for the year ending December 31, 1998.

Liquidity and Capital Resources

     Anchor reported net cash flows (used in) by operations of $(1,019,063) for the six months ended June 30, 1999, compared to net cash flows provided by operations of $442,768 for the same period in 1998. During 1999, Anchor repaid $800,000 of the existing line of credit and met its operating and capital needs from various sources, including the use of proceeds received from the sale of PKW and the use of proceeds received from the sale of Series C Debentures.

     Capital and certain acquisition related expenditures were $229,049 and $226,565 for the six months ended June 30, 1999 and 1998, respectively. The 1999 expenditures primarily involved expenditures related to software development and implementation to update the eligibility and claims processing system.

     Short-term borrowings, current portion of long-term debt and current portion of long-term liabilities at June 30, 1999, totaling in the aggregate $1,009,578 (as compared to $1,894,018 at December 31, 1998), consisted of: (a) $571,523 representing the current portion of the term bank loans further described in footnote 9 to the Financial Statements, above; (b) approximately $60,435 of future fixed payments under a consulting agreement entered into with a company affiliated with the former shareholders of Harden-AZ; (c) $43,082 representing the current portion of obligations with regard to certain real property leased by PKW prior its acquisition by Anchor and relocation to Anchor's executive offices; (d) $60,000 of the Debentures; (e) $80,000 of the Bridge Notes; (f) approximately $47,400 representing obligations relating to the purchase of furniture, fixtures and computer equipment at the PHA location; and
(g) approximately $147,138 for certain other current liabilities.

     At June 30, 1999, long-term liabilities and long-term debt, less the current portion discussed above, totaled $1,217,161 (as compared to $1,311,568 at December 31, 1998), and primarily consisted of: (a) $412,841 representing the long-term portion outstanding under a term bank loan further described in footnote 9 to the Financial Statements, above; (b) approximately $338,231 representing deferred rent with regard to certain real property currently leased by Anchor; (c) $250,000 of Series B Debentures; (d) $119,000 of Series C Debentures; and (e) approximately $97,089 for certain other long-term liabilities. In May 1995, PKW entered into a sublease with respect to 82% of the office space previously occupied by PKW. The terms of the sublease required PKW to provide a rent subsidy. The sublease expired on September 30, 1997, and was extended by the subtenant through November 30, 1999, the date on which the term of the master lease expires. In December 1995, PKW entered into a sublease with respect to an additional 10% of the office space previously occupied by PKW. The sublease expires on November 30, 1999, and required PKW to provide a rent subsidy. In October 1997, PKW entered into a sublease with the respect to the remaining 8% of the office space previously occupied by PKW. The sublease expires on November 30, 1999, and required PKW to provide a rent subsidy. Following the sale of PKW, Anchor has assumed these remaining lease obligations all of which expire on November 30, 1999.

     Reference is made to footnotes 4 through 9 to the Financial Statements included in this Form 10-Q for further information on Anchor's fund raising activities and borrowings from its primary bank lender.

     Anchor has not paid cash dividends in the past and does not expect to pay cash dividends in the foreseeable future.


Year 2000 Update

     Impact of Year 2000.  Anchor is currently in the process of addressing a
     --------------------
problem that is facing all users of automated information systems. The "Year 2000 Issue" is the result of computer programs being written using two digits rather than four to define the applicable year. Computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This situation could result in a system failure or miscalculations causing disruptions to operations, including, among other things, a temporary inability to process transactions, send payments, or engage in similar normal business activities.

     State of Readiness.  Anchor's plan to achieve Year 2000 compliance in its
     -------------------
electronic information systems is proceeding on schedule. A team has been created to coordinate the identification and implementation of the necessary changes required for computer systems and applications. Anchor has hired an outside computer consultant, OASYS Networks, Inc. ("OASYS"), to assist in the management of the Year 2000 project. OASYS will be providing a Limited-Scope Assessment which is expected to provide an analysis of all networked "objects" and compliance information on all installed applications that are not specific to the insurance industry, and will be limited to the PC, PC Network, and associated peripherals environment. During the course of this assessment, which is expected to be completed by end of the third quarter 1999. OASYS will:

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

          Harden-PHA (Portland, OR):
          ---------------------------

          Hardware:           Current operating system is under review;
                              scheduled compliance by the end of third quarter
                              1999.
          Software:           Claims and billing systems are currently Year 2000
                              compliant.
          Conversion:         Converting entire system to RIMS, which is Year
                              2000 compliant. Conversion scheduled for completion by year-end 2000.

     Costs to Address the Year 2000 Issue. Anchor's team is working to complete
     ------------------------------------
programming efforts for the Year 2000 related projects by September 30, 1999, with final certification testing occurring during the remainder of the 1999 year. Anchor's focus is not only on its internal systems, but also upon the compliance of its key business partners, vendors and other suppliers. Management believes that the redeployment of Anchor's resources will not adversely impact new product or software development. The total cost of Year 2000 compliance is not expected to be material to the company's financial position. The estimated total cost of the Year 2000 Project is expected to not exceed $250,000.

     Risks Presented by the Year 2000 Issue.  The failure to correct a material
     ---------------------------------------
Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect Anchor's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of its key business partners, vendors and other suppliers, Anchor is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on Anchor's results of operations, liquidity or financial condition. Anchor believes that, with the completion of the Project as currently scheduled, the possibility of significant interruptions of normal operations should be reduced.

     Readers are cautioned that forward-looking statements contained in the Year 2000 Update should be read in conjunction with Anchor's disclosures below under the head "Forward-Looking Information".


Forward-Looking Statements

     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of that term under the Private Securities Litigation Reform Act of 1995. Additional written or oral forward-looking statements may be made by Anchor from time to time, in filings with the Securities and Exchange Commission or otherwise. Statements contained herein that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions referenced above. For example, discussions concerning Anchor's ability to create new products and services, and expansion of Anchor through internal growth of existing and new products and services, may involve forward-looking statements. In addition, when used in this discussion, the words, "anticipates," "expects," "intends," "plans" and variations thereof and similar expressions are intended to identify forward-looking statements.

     Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified based on current expectations. Consequently, future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements contained in this filing. Statements in this Quarterly Report, particularly in the Notes to Financial Statements, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations and Year 2000 Update, describe certain factors, among others, that could contribute to or cause such differences. Such forward-looking statements involve risks and uncertainties, and actual results could differ from those described herein. While the statements represent management's current judgment as to the near-term future prospects of its business, such risks and uncertainties could cause actual results to differ from the above statements. Factors which could cause actual results to differ include the following: Harden Group's relationship with new insurance carriers and marketing partners and their ability to effectively provide third-party administration services; controlling operating costs; the impact of competitive products, pricing and services; the availability of capital to finance current operations and future expansion; the cyclical nature of the health insurance markets; and unanticipated regulatory changes. Other risk factors are detailed in Anchor's filings with the Securities and Exchange Commission. Anchor assumes no obligation to update forward-looking statements.

Strategy

     Until recently, Anchor's business has consisted of two basic operations:
(i) third-party administration services (Harden Group); and (ii) property and casualty insurance brokerage (PKW).

     During the last several years, Anchor's third-party administration services experienced steady expansion. Revenues derived from the operations of Harden Group, as a percentage of Anchor's overall revenues, grew from 57% at December 31, 1996 to 80% at December 31, 1998. Conversely, Anchor's property and casualty insurance business was subjected to considerable competitive pressures through much of the 1990's. During this period the insurance industry has generally experienced over capacity which, in turn, has negatively impacted both insurance premiums and brokerage commissions. The financial results of PKW during mid-1998 reflected these developments. In light of these external and internal trends, the Board of Directors made a strategic decision during mid-1998 to sell PKW, the property and casualty insurance brokerage operation. This transaction was completed, effective December 31, 1998.

     Anchor's current strategy is to focus on expanding Harden Group, its third-party administration services division by: (a) continuing to develop, through its marketing partners, specialized affiliated business units that target selected insurance industry market segments defined by industry type, geographic location and consumer demographics; (b) creating new products and services; and
(c) strengthening management, sales and marketing staff. In conjunction with this strategy, Anchor intends to seek to manage its affairs to achieve expansion through internal growth of its existing and new product lines. Anchor also intends to consider new acquisition and merger opportunities in the third-party administration services business.

     As part of its strategy to focus on the third-party administration services business, Anchor has re-organized its Harden Group senior management structure to be more responsive to the demands of an evolving marketplace. To that end, effective May 1, 1999, senior management of Harden Group was consolidated into four positions from the previous structure of nine officers in three geographic operations (Concord, CA, Portland, OR and Scottsdale, AZ).

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

None.

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

A.   Exhibits

10.35 Business Loan Agreement dated April 29, 1999, between Anchor and Imperial Bank, and related documents.

27.0      Financial Data Schedule

B.   Reports on Form 8-K

None

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, Anchor has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              ANCHOR PACIFIC UNDERWRITERS, INC.



Date:  August 6, 1999         /s/ James R. Dunathan
       ------------------     -------------------------------------------------
                              James R. Dunathan
                              President and Chief Executive Officer



Date:  August 6, 1999         /s/ Earl Wiklund
       ------------------     -------------------------------------------------
                              Earl Wiklund
                              Senior Vice President and Chief Financial Officer