Form 10-Q
period 1999-09-30
ANCHOR PACIFIC UNDERWRITERS INC
filed 1999-11-10
CIK 317781

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

     For the Quarter Ended September 30, 1999    Commission File Number: 0-9628

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



     As of September 30, 1999, the Registrant had 4,710,055 shares of common stock outstanding.



                    This document is comprised of 60 pages

================================================================================

                       ANCHOR PACIFIC UNDERWRITERS, INC.

                                     INDEX


Part I.   FINANCIAL INFORMATION

          Item 1.  Financial Statements:

                   Consolidated Balance Sheets, September 30, 1999 (unaudited)
                   and December 31, 1998............................................     1


                   Consolidated Statements of Operations (unaudited) for the
                   nine months and quarters ended September 30, 1999 and 1998.......     3


                   Consolidated Statements of Shareholders' Equity (Deficit)
                   for the nine months ended September 30, 1999 (unaudited)
                   and year ended December 31, 1998.................................     4



                   Consolidated Statements of Cash Flows (unaudited) for the
                   nine months ended September 30, 1999 and 1998....................     5


                   Notes to Consolidated Financial Statements.......................     6

          Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations..............................     9


Part II.  OTHER INFORMATION

          Item 1.  Legal Proceedings................................................    17

          Item 2.  Changes in Securities............................................    17

          Item 3.  Defaults Upon Senior Securities..................................    17

          Item 4.  Submission of Matters to a Vote of Security Holders..............    17

          Item 5.  Other Information................................................    17

          Item 6.  Exhibits and Reports on Form 8-K.................................    17

PART I - FINANCIAL INFORMATION


               Anchor Pacific Underwriters, Inc. and Subsidiaries
                          Consolidated Balance Sheets



                                                             September 30,      December 31,
                                                                1999               1998
                                                           ---------------    --------------
                                                             (unaudited)
Assets
Current Assets:
    Cash and cash equivalents - corporate funds               $   140,423        $   138,139
    Cash and cash equivalents - third-party
         administration fiduciary funds                         3,606,657          3,517,772
    Realizable value of net assets sold                                 -          2,054,995
    Accounts receivable (less allowance for
         doubtful accounts of $41,952 in
         1999 and 1998, respectively)                             530,550            527,827
    Prepaid expenses and other current assets                     174,664            191,749
                                                          ---------------    ---------------
Total current assets                                            4,452,294          6,430,482
                                                          ---------------    ---------------

Property and equipment                                          2,865,548          2,561,111
Accumulated depreciation and amortization                      (2,190,459)        (2,010,633)
                                                          ---------------    ---------------
                                                                  675,089            550,478
                                                          ---------------    ---------------
Other assets:
    Intangible assets, net                                        572,517            593,933
    Other                                                          44,585             80,431
                                                          ---------------    ---------------
                                                                  617,102            674,364
                                                          ---------------    ---------------

Total assets                                                  $ 5,744,485        $ 7,655,324
                                                          ===============    ===============

               Anchor Pacific Underwriters, Inc. and Subsidiaries
                    Consolidated Balance Sheets (continued)



                                                             September 30,             December 31,
                                                                1999                      1998
                                                           ----------------        ----------------
                                                              (unaudited)
Liabilities and Shareholders' Equity (Deficit)
Current Liabilities:
    Cash and cash equivalents - third-party
      administration fiduciary funds                             $ 3,606,657            $ 3,517,772
    Accounts payable                                               1,209,748                619,798
    Accrued expenses                                                 221,134                613,256
    Short-term debt                                                        -                200,000
    Current portion of long-term debt                                338,000              1,242,950
    Current portion of long-term liabilities                         369,246                451,068
                                                             ---------------        ---------------
Total current liabilities                                          5,744,785              6,644,844
                                                             ---------------        ---------------

Long-term liabilities                                                414,449                453,226
                                                             ---------------        ---------------
Long-term debt, including $315,000 and $480,000
 in 1999 and 1998, respectively, owed to related
 parties                                                           1,127,486                858,342
                                                             ---------------        ---------------
Shareholders' equity (deficit):
    Preferred stock - $.02 par value; 2,000,000
     shares authorized; none issued and outstanding
    Common stock - $.02 par value; 16,000,000
     shares authorized; 4,710,055 shares issued
     as of 9/30/99 and 4,710,057 as of 12/31/98                       94,201                 94,201
    Additional paid-in capital                                     4,232,265              4,232,265
    Accumulated deficit                                           (5,868,701)            (4,627,554)
                                                             ---------------        ---------------
Total shareholders' equity (deficit)                              (1,542,235)              (301,088)
                                                             ---------------        ---------------
Total liabilities and shareholders' equity
 (deficit)                                                       $ 5,744,485            $ 7,655,324
                                                             ===============        ===============

See accompanying notes.

              Anchor Pacific Underwriters, Inc. and Subsidiaries
                     Consolidated Statements of Operations
                                  (Unaudited)

                                                              Nine Months                                   Quarters
                                                          Ended September 30,                         Ended September 30,
                                              ----------------------------------------     ---------------------------------------
                                                     1999                    1998                 1999                   1998
Revenues:
  Administrative fees and other income        $      7,478,600         $     9,470,283     $      2,454,163       $      2,943,670
  Interest Income                                       13,087                   7,788                4,131                  1,740
                                              ----------------         ---------------     ----------------       ----------------
Total revenue                                        7,491,687               9,478,071            2,458,294              2,945,410

Operating expenses:
  Salaries, commissions and employee
    benefits                                         5,460,479               6,021,155            1,733,006              1,940,734
  Selling, general and administrative
    expenses                                         3,100,945               3,380,511              991,662              1,108,085
                                              ----------------        ----------------     ----------------       ----------------
Total operating expenses                             8,561,424               9,401,666            2,724,668              3,048,819
                                              ----------------        ----------------     ----------------       ----------------
                                                    (1,069,737)                 76,405             (266,374)              (103,409)
Other income (expense):
  Amortization of tangible assets                      (47,835)                (33,801)             (14,775)               (11,267)
  Interest                                            (118,181)               (162,843)             (42,714)               (47,459)
  Other                                                 (1,024)                 15,406               (2,375)                 2,227
                                              ----------------        ----------------     ----------------       ----------------
Total other income (expense)                          (167,040)               (181,238)             (59,864)               (56,499)
                                              ----------------        ----------------     ----------------       ----------------

Loss before income taxes                            (1,236,777)               (104,833)            (326,238)              (159,908)

Benefit (provision) for income taxes                     4,370                   6,220                 (500)                   (51)
                                              ----------------        ----------------     ----------------       ----------------

Loss from continuing operations                     (1,241,147)               (111,053)            (325,738)              (159,857)
                                              ----------------        ----------------     ----------------       ----------------


Discontinued operations:
  Loss from discontinued operations,
    net of income taxes                                      -                  (2,542)                   -                (82,197)
                                              ----------------        ----------------     ----------------       ----------------
Loss from discontinued operations                            -                  (2,542)                   -                (82,197)
                                              ----------------        ----------------     ----------------       ----------------

Net loss                                      $     (1,241,147)       $       (113,595)    $       (325,738)      $       (242,054)
                                              ================        ================     ================       ================

Net loss per share:
  Loss from continuing operations             $          (0.26)       $          (0.02)    $          (0.07)      $          (0.03)
  Loss from discontinued operations                          -                       -                    -                  (0.02)
                                              ================        ================     ================       ================

Basic and diluted loss per common share       $          (0.26)       $          (0.02)    $          (0.07)      $          (0.05)
                                              ================        ================     ================       ================
Weighted average number of common
 shares outstanding                                  4,710,055               4,708,137            4,710,055              4,710,057
                                              ================        ================     ================       ================

See accompanying notes

                       Anchor Pacific Underwriters, Inc.

           Consolidated Statements of Shareholders' Equity (Deficit)


                                                                         Additional
                                               Common Stock                Paid-In         Accumulated
                                          Shares           Amount          Capital          (Deficit)            Total
                                    ---------------------------------------------------------------------------------------
Balance at December 31,
1997                                       4,690,839      $    93,817    $  4,215,649     $   (3,852,224)    $      457,242

   Stock issued for services
      rendered                                18,888              378          16,622                  -             17,000
   Canceled stock -
      Fractional shares                          330                6              (6)                 -                  -

    Net loss                                       -                -               -           (775,330)          (775,330)
                                    ---------------------------------------------------------------------------------------

Balance at December 31,
1998                                       4,710,057      $    94,201    $  4,232,265     $   (4,627,554)    $     (301,088)
    Canceled stock -
       Fractional shares                          (2)               -               -                  -                  -

    Net Loss                                       -                -               -         (1,241,147)        (1,241,147)
                                    ---------------------------------------------------------------------------------------

Balance at September 30,
 1999 (Unaudited)                          4,710,055      $    94,201    $  4,232,265     $   (5,868,701)    $   (1,542,235)
                                    =======================================================================================

See accompanying notes

              Anchor Pacific Underwriters, Inc. and Subsidiaries
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                               Nine Months
                                                                            Ended September 30,
                                                              ---------------------------------------------
                                                                    1999                        1998
Continuing operations activities:
Net income (loss)                                             $      (1,241,147)          $         187,146
Adjustments to reconcile net income (loss) to
 net cash provided by (used in) operating activities:
      Depreciation and amortization                                     179,826                     211,453
      Amortization of goodwill, other intangibles and
         organization expenses                                           21,416                      31,820
Changes in operating assets and liabilities:
      Accounts receivable                                                (2,723)                     69,512
      Prepaid expenses and other current assets                          17,082                     135,735
      Other assets                                                       35,846                    (384,560)
      Accounts payable and accrued expenses                              87,825                     (19,858)
                                                              -----------------           -----------------
Net cash provided by (used in) operating activities                    (901,875)                    231,248
                                                              -----------------           -----------------

Investment activities:
Notes Receivable, net                                                         -                         694
Purchases of property and equipment                                    (304,437)                   (242,739)
Net proceeds from sale of assets                                      2,165,003                           -
                                                              -----------------           -----------------
Net cash provided by (used in) investing activities                   1,860,566                    (242,045)
                                                              -----------------           -----------------

Financing activities:
Common stock issued:
     Private offering                                                         -                      15,297
     Warrants                                                                 -                       1,702
Borrowings on long-term debt                                            225,000                           -
Repayment on long-term debt and liabilities                          (1,181,407)                    (67,240)
                                                              -----------------           -----------------
Net cash (used in) financing activities                                (956,407)                    (50,241)
                                                              -----------------           -----------------

Net increase (decrease) in cash                                           2,284                     (61,038)
Cash and cash equivalents - corporate funds at
   beginning of period                                                  138,139                      73,409
                                                              -----------------           -----------------
Cash and cash equivalents - corporate funds at
   end of period                                              $         140,423           $          12,371
                                                              =================           =================

Supplemental cash flow information:
Cash paid during the period for:
     Interest                                                 $         118,181           $         162,843
                                                              =================           =================
     Income taxes                                             $           4,370           $           6,220
                                                              =================           =================


See accompanying notes

               ANCHOR PACIFIC UNDERWRITERS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  (Unaudited)
                               September 30, 1999

NOTE 1 - BASIS OF PRESENTATION
------------------------------

          The accompanying unaudited consolidated financial statements of Anchor Pacific Underwriters, Inc. and its subsidiaries ("Anchor") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in Anchor's Annual Report on Form 10-K for the year ended December 31, 1998.

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

NOTE 4 - 10% CONVERTIBLE SUBORDINATED DEBENTURES
------------------------------------------------

          In 1995, Anchor issued $370,000 of 10% Convertible Subordinated Debentures (the "Debentures"). Subsequently, investors holding $270,000 of the Debentures, including seven members of the Board of Directors, converted their debentures into 200,000 shares of Anchor's common stock at $1.35 per share. These conversions reduced Anchor's outstanding indebtedness by $270,000 and, in turn, increased shareholders' equity by $270,000. As of September 30, 1999, $40,000 of the Debentures had been repaid in full, and $60,000 remained outstanding.

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

          In February 1997, Anchor offered the purchasers of said Bridge Notes an opportunity to either change the terms of the warrants underlying the Bridge Notes or to participate in the 1997 Offering (discussed below), by exchanging the Bridge Notes. The basic terms of the two alternatives were: (a) in lieu of receiving a five year warrant to purchase 1,000 shares of Anchor common stock at a purchase price of $1.75 per share, for every $10,000 in principal invested, the purchaser would receive a five year warrant to purchase 2,000 shares of Anchor common stock at a purchase price of $1.35 per share; or (b) be allowed to participate in the 1997 Offering by exchanging the Bridge Notes and receiving in return (i) interest at the rate of 10% per annum up to the date of conversion;
(ii) Anchor common stock in place of the Bridge Notes at a conversion price equal to $0.90 per share; and (iii) a five year warrant, equal to the number of shares issued in place of the Bridge Notes, with the right to purchase Anchor's common stock at a purchase price of $0.90 per share. Purchasers representing $180,000 of said Bridge Notes chose alternative (a) above, and the remaining $45,000 chose alternative (b) above. Subsequently, certain purchasers agreed to extend the term of the Bridge Notes and as of September 30, 1999, $80,000 of the Bridge Notes remained outstanding.

NOTE 6 - 1997 OFFERING
----------------------

          During 1997, Anchor raised $305,000 from seven members of the Board of Directors and other qualified investors through a private offering of Anchor common stock along with warrants to acquire shares of Anchor common stock (the "1997 Offering"). Anchor utilized a substantial portion of the proceeds from the 1997 Offering to support current and future working capital needs of Anchor. The basic terms of the 1997 Offering were: (a) up to 555,000 shares of Anchor common stock were available at a purchase price of $0.90 per share; (b) five year warrants to acquire one share of Anchor common stock for each share of Anchor common stock purchased at an exercise price of $0.90 per share; (c) "piggyback" registration rights for three years; and (d) anti-dilution protection for stock splits, stock dividends, recapitalizations and reorganizations.

NOTE 7 - 10% CONVERTIBLE SUBORDINATED DEBENTURES, SERIES B
----------------------------------------------------------

          At the end of the third quarter 1998, Anchor commenced raising additional funds from members of the Board of Directors and other qualified investors by offering 10% Convertible Subordinated Debentures, Series B (the "Series B Debentures"). At the close of the Series B Debentures offering on January 25, 1999, Anchor had raised $495,000, with $200,000 provided by its primary bank lender and the remaining $295,000 from five members of the Board of Directors and other qualified investors. Anchor utilized a substantial portion of the proceeds from the Series B Debentures to support current working capital needs. The basic terms of the Series B Debentures were: (a) 10% interest, payable semi-annually in arrears; (b) two year maturity; (c) conversion price of $0.50 per share; (d) "Piggyback" registration rights for three years; (e) for each $5,000 of Series B Debentures acquired, an investor received a five year warrant to acquire 2,000 shares of Anchor common stock at an exercise price of $0.50 per share; and (f) subordination provisions that subordinated the Series B Debentures to Anchor's "Senior Debt" (as defined in the Series B Debentures). The Series B Debentures contained a provision that allowed Anchor to redeem all or a portion of their Series B Debentures, at par, plus any outstanding interest, in the event Anchor sold PKW for an amount in excess of $2 million. Anchor sold PKW for $2,250,000 cash, effective December 31, 1998. As of

September 30, 1999, Anchor has repurchased $230,000 of the Series B Debentures including $200,000 repurchased from its primary lender.

NOTE 8 - 10% CONVERTIBLE SUBORDINATED DEBENTURES, SERIES C
----------------------------------------------------------

          During the first nine months of 1999, Anchor raised $179,000 from members of the Board of Directors and other qualified investors by offering 10% Convertible Subordinated Debentures, Series C (the "Series C Debentures"). Anchor utilized a substantial portion of the proceeds from the Series C Debentures to support current working capital needs. The basic terms of the Series C Debentures were: (a) 10% interest, payable semi-annually in arrears;
(b) two year maturity; (c) conversion price of $0.60 per share; (d) "Piggyback" registration rights for three years; (e) for each $5,000 of Series C Debentures acquired, an investor received a five year warrant to acquire 2,000 shares of Anchor common stock at an exercise price of $0.60 per share; and (f) subordination provisions that subordinated the Series C Debentures to Anchor's "Senior Debt" (as defined in the Series C Debentures).

          In September 1999, Anchor offered the investors of said Series C Debentures the opportunity to either remain as investors in the Series C Debentures or to convert their Series C Debentures into the Series D Debentures (discussed below). The basic terms of the two alternatives were: (a) remain as an investor of the Series C Debentures; or (b) exchange the Series C Debentures and Warrants and receive in return (i) Series D Debentures at a conversion price of $0.50 per share; and (ii) for each $5,000 of debentures originally purchased a Warrant to acquire 3,000 shares of Anchor's common stock at a purchase price of $0.50 per share. All of the Series C Debentures investors chose alternative
(b) above.

NOTE 9 - 10% CONVERTIBLE SUBORDINATED DEBENTURES, SERIES D
----------------------------------------------------------

          In September 1999, Anchor commenced raising additional funds from members of the Board of Directors and other qualified investors by offering 10% Convertible Subordinated Debentures, Series D (the "Series D Debentures"). As of October 7, 1999, Anchor had received $244,000 from said investors and had oral commitments for an additional $50,000 in the Series D Debentures. Anchor intends to utilize a substantial portion of the proceeds from the Series D Debentures to support current working capital needs. The basic terms of the Series D Debentures are: (a) 10% interest, payable semi-annually in arrears; (b) two year maturity; (c) conversion price of $0.50 per share; (d) "Piggyback" registration rights for three years; (e) for each $5,000 of Series D Debentures acquired, an investor receives a five year warrant to acquire 3,000 shares of Anchor common stock at an exercise price of $0.50 per share; and (f) subordination provisions that subordinates the Series D Debentures to Anchor's "Senior Debt" (as defined in the Series D Debentures).

NOTE 10 - COMMITMENTS
---------------------

          On September 30, 1997, Anchor obtained a $1,600,000 bank loan. The basic terms and conditions of this loan were: (a) monthly interest payments equal to the bank's prime rate, plus 2.5%; (b) five year term; (c) monthly principal payments in installments of $26,666 (Notwithstanding the foregoing payment provisions, 75% of Anchor's monthly EBITDA were to be applied to principal payments to the extent such percentage of monthly EBITDA was required to make the scheduled payment of principal. To the extent that 75% of monthly EBITDA fell short of the required principal payment, the difference was to be added to the final payment.); and (d) a five year warrant to acquire 95,000 shares of Anchor common stock at a purchase price of $1.75 per share. The proceeds of the loan were used to retire outstanding credit facilities with another bank.

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

          Effective December 31, 1998, based on a strategic decision to focus on its third-party administration business, a purchase agreement was entered into between PKW, Anchor and Talbot Agency of California, Inc. ("Talbot") whereby Talbot acquired certain of PKW assets, including insurance brokerage accounts. Consideration for said purchase was $2,250,000 cash, which was paid at the time of the closing on January 15, 1999, based on a purchase price of 4.5 times EBITDA. The proceeds of the sale have been used by Anchor to reduce debt and to direct additional resources to third-party administration opportunities.

          On April 29, 1999, Anchor obtained a new $250,000 bank loan from its primary lender. The basic terms and conditions of this loan were: (a) monthly interest payments equal to the bank's prime rate, plus 2.5%; (b) five month term; (c) principal plus all accrued unpaid interest due at maturity, September 30, 1999; and (d) a five year warrant to acquire 100,000 shares of Anchor common stock at a purchase price of $0.60 per share. The proceeds of the loan were used to support the current working capital needs of Anchor.

          On September 30, 1999, a new term loan in the amount of $931,485.75 was entered into between Anchor and the bank combining both the balance owing on the $1,741,841 term loan and the $250,000 bank loan. The basic terms of this new term loan are: (a) monthly interest payments equal to bank's prime rate, plus 2.5%; (b) a maturity date of October 7, 2002; and (c) monthly principal payments in installments of $16,500 beginning on November 7, 1999. All other terms and conditions contained in the term loan dated September 30, 1997, (except for the provision which required 75% of Anchor's monthly EBITDA to be applied to principal payments which had been deleted earlier) including all amendments thereto and replacements therefor, remain operative.

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

          Since its inception, Anchor has expanded its insurance and third-party administration service capabilities through internal growth as well as a series of acquisitions. As part of its expansion strategy in 1994, Anchor acquired Benefit Resources, Inc. ("BRI") a third-party employee benefits administration business located in Scottsdale, Arizona. In 1998, Anchor caused BRI to change its name to Harden & Company of Arizona, (`Harden-AZ"). In 1995, certain third-party administration accounts were acquired by Harden-CA from Dutcher Insurance Agency, Inc. ("Dutcher"), located in Stockton, California. In July 1997, Harden-CA took over a third-party administration business, located in Los Angeles, California, that was previously serviced by an unrelated third party. As a result of declining revenues on the Los Angeles business due to carrier rate increases, the Los Angeles office was closed at the end of February 1999, with the remaining business now being serviced from the Concord, California office. In connection with the closure of the Los Angles office, approximately 15 employees who worked in that office were laid-off.

          Effective January 1, 1998, Anchor and Harden-CA entered into an agreement to acquire the third-party administration business of Pacific Heritage Administrators ("PHA"), a firm based in Portland, Oregon. This contract allowed Anchor to expand its marketing and servicing territory in Oregon, Washington, Idaho and Nevada and substantially enhanced Anchor's revenues in 1998.

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

Results of Continuing Operations -- Nine Months Ended September 30, 1999 and
1998

Reclassifications

          The prior years' balances detailed below have been reclassified to conform with the current year presentation of discontinued operations.

Revenues

          Total Revenues. Total revenues for the nine months ended September 30, 1999, were $7,491,687, a decrease of $1,986,384 or 21%, as compared to
$9,478,071 in revenues for the same period in 1998. The decrease in revenue in this nine month period was primarily due to the declining revenues as a result of carrier rate increases and lost business in Harden Group's former Los Angeles office as well as its PHA office. In February 1999 Harden Group closed the Los Angeles office. Anchor's revenues vary from quarter to quarter as a result of the timing of policy renewals and net new/lost business production, whereas expenses are fairly uniform throughout the year.

          Fees. Fees from Harden Group (including underwriting and risk analysis) services for the first nine months of 1999, were $7,478,600, a decrease of $1,991,683 or 21%, as compared to $9,470,283 in fees for the same period in 1998. This decrease in fee income is the direct result of declining revenue due to carrier rate increases and lost business generated from Harden Group's former Los Angeles office as well as its PHA office.

          Fee revenues generated by Anchor in the first nine months of 1999 from third-party administration services consist of revenues generated by Harden Group. The third-party administration revenues are primarily derived from: (a) an insurance product underwritten by one insurance carrier, which is rated A- (Excellent); (b) the administration of insurance programs underwritten by various insurance carriers for a number of self-insured employers; and (c) dental administration. Self-insurance is an alternative to fully insured programs in which a client assumes a manageable portion of its insurance risks, usually (although not always) placing the less predictable and larger loss exposure with an excess insurance carrier.

          Interest Income. Interest income consists of interest earned on funds held in fiduciary accounts and interest earned on investments. Interest income was $13,087 and $7,788 for the nine months ended September 30, 1999 and 1998, respectively.

Expenses

          Total Expenses. Total operating expenses for the first nine months of 1999, were $8,561,424, a decrease of $840,242 or 8.9% as compared to operating expenses of $9,401,666 for the same period in 1998. As discussed below, the decrease in total expenses resulted primarily from a decrease in selling, general and administration expenses and employee compensation and benefits resulting from the closure of Harden Group's Los Angeles office as well as the reduction of staff at the Concord, Portland and Scottsdale offices in response to the reduction in revenues.

          Employee Compensation and Benefits. Employee compensation and benefits for the first nine months of 1999, were $5,460,479, a decrease of $560,676 or 9.3% as compared to $6,021,155 for the same period in 1998. The decrease related primarily to the closure of Harden Group's Los Angeles office and the reduction of staff at the Concord, Portland and Scottsdale offices in response to the reduction in revenue.

          Selling, General and Administrative Expenses. Selling, general and administrative expenses were $3,100,945 and $3,380,511 for the nine months ended September 30, 1999 and 1998, respectively. The $279,566 or 8.3% decrease in 1999, as compared to 1998, resulted primarily from the closure of Harden Group's Los Angeles office. General and administrative expenses include rent, travel, insurance, postage, telephone, supplies and other miscellaneous expenses.

          Interest Expense. Interest expense was $118,181 and $162,843, for the first nine months of 1999 and 1998, respectively. The decrease in interest expense of $44,662 in the first nine months of 1999, as compared to the same period in 1998, was due to the decrease in borrowings under the bank term loan.

          Amortization of Goodwill and Other Intangibles. Goodwill represents the excess of the cost of acquisitions over the fair value of net assets acquired. Other intangibles include covenants not to compete, customer lists and other contractual rights. Amortization of goodwill and other intangibles was $47,835 and $33,801, for the first nine months of 1999 and 1998, respectively. The increase in amortization and other intangibles in the first nine months of 1999 is a result of increased intangibles at Harden-AZ.

Income Taxes

          Anchor's expense for income taxes was $4,370 for the first nine months of 1999 as compared to $6,220 for the first nine months of 1998.

Results of Continuing Operations -- Quarters Ended September 30, 1999 and 1998

Reclassifications

          The prior years' balances detailed below have been reclassified to conform with the current year presentation of discontinued operations.

Revenues

          Total Revenues. Total revenues for the third quarter of 1999, were $2,458,294, a decrease of $487,116 or 16.5%, as compared to 1998 third quarter revenues of $2,945,410. The decrease in revenue in this three month period was primarily due to the declining revenues as a result of carrier rate increases and lost business in Harden Group's former Los Angeles office as well as its PHA office. Anchor's revenues vary from quarter to quarter as a result of the timing of policy renewals and net new/lost business production, whereas expenses are fairly uniform throughout the year.

          Fees. Fees from Harden Group (including underwriting and risk analysis) services for the third quarter of 1999, were $2,454,163, a decrease of $489,507 or 16.6%, as compared to $2,943,670 in fees for the same period in 1998. This decrease in fee income is the direct result of declining revenue due to carrier rate increases and lost business generated from Harden Group's former Los Angeles office as well as its PHA office.

          Fee revenues generated by Anchor in the third quarter of 1999 from third-party administration services consist of revenues generated by Harden Group. The third-party administration revenues are primarily derived from: (a) an insurance product underwritten by one insurance carrier, which is rated A- (Excellent); and (b) the administration of insurance programs underwritten by various insurance carriers for a number of self-insured employers. Self-insurance is an alternative to fully insured programs in which a client assumes a manageable portion of its insurance risks, usually (although not always) placing the less predictable and larger loss exposure with an excess insurance carrier.

          Interest Income. Interest income consists of interest earned on funds held in fiduciary accounts and interest earned on investments. Interest income was $4,131 and $1,740 for the quarters ended September 30, 1999 and 1998, respectively.

Expenses

          Total Expenses. Total operating expenses for the third quarter of 1999, were $2,724,668, a decrease of $324,151 or 10.6% as compared to operating expenses of $3,048,819 for the same period in 1998. As discussed below, the decrease in total expenses resulted primarily from a decrease in selling, general and administration expenses and employee compensation and benefits resulting from the closure of Harden Group's Los Angeles office as well as the reduction of staff at the Concord, Portland and Scottsdale offices in response to the reduction in revenues.

          Employee Compensation and Benefits. Employee compensation and benefits for the third quarter of 1999, were $1,733,006, a decrease of $207,728 or 10.7% as compared to $1,940,734 for the same period in 1998. The decrease related primarily to the closure of Harden Group's Los Angeles office as well as the reduction of staff at the Concord, Portland and Scottsdale offices in response to the reduction in revenues.

          Selling, General and Administrative Expenses. Selling, general and administrative expenses were $991,662 and $1,108,085 for the quarters ended September 30, 1999 and 1998, respectively. The $116,423 or 10.5% decrease in 1999, as compared to 1998, resulted primarily from the closure of Harden Group's Los Angeles office. General and administrative expenses include rent, travel, insurance, postage, telephone, supplies and other miscellaneous expenses.

          Interest Expense. Interest expense was $42,714 and $47,459, for the third quarter of 1999 and 1998, respectively. The decrease in interest expense of $4,745 in the third quarter of 1999, as compared to the same period in 1998, was due to the decrease in borrowings under the bank term loan.

          Amortization of Goodwill and Other Intangibles. Goodwill represents the excess of the cost of acquisitions over the fair value of net assets acquired. Other intangibles include covenants not to compete, customer lists and other contractual rights. Amortization of goodwill and other intangibles was $14,775 and $11,267, for the third quarter of 1999 and 1998, respectively. The increase in amortization and other intangibles is a result of increased intangibles at Harden-AZ.

Income Taxes

          Anchor's minimum annual required tax payment due was reported during the first quarter 1999 and 1998. Therefore, there was no income tax expense reported for the quarters ended September 30, 1999 and 1998, respectively as Anchor received refunds of overpaid taxes in both quarters. An analysis of Anchor's provision for income taxes is presented in Note 9 of the Notes to Consolidated Financial Statements in Anchor's Form 10-K for the year ending December 31, 1998.

Liquidity and Capital Resources

          Anchor reported net cash flows used in operations of $(901,875) for the nine months ended September 30, 1999, compared to net cash flows provided by operations of $231,248 for the same period in 1998. During 1999, Anchor repaid $800,000 of the existing line of credit and met its operating and capital needs from various sources, including the use of proceeds received from the sale of PKW and the use of proceeds received from the sale of Series C and D Debentures.

          Capital and certain acquisition related expenditures were $304,437 and $242,739 for the nine months ended September 30, 1999 and 1998, respectively. The 1999 expenditures primarily involved expenditures related to software development and implementation to update the eligibility and claims processing system.

          Short-term borrowings, current portion of long-term debt and current portion of long-term liabilities at September 30, 1999, totaling in the aggregate $707,246 (as compared to $1,894,018 at December 31, 1998), consisted of: (a) $198,000 representing the current portion of the term bank loans further described in Note 10 to the Financial Statements, above; (b) approximately $19,387 of future fixed payments under a consulting agreement entered into with a company affiliated with the former shareholders of Harden-AZ; (c) $44,049 representing the current portion of obligations with regard to certain real property leased by PKW prior its acquisition by Anchor and its subsequent relocation to Anchor's executive offices; (d) $60,000 of the Debentures; (e) $80,000 of the Bridge Notes; (f) approximately $23,700 representing obligations relating to the purchase of furniture, fixtures and computer equipment at the PHA location; and (g) approximately $282,110 for certain other current liabilities.

          At September 30, 1999, long-term liabilities and long-term debt, less the current portion discussed above, totaled $1,541,935 (as compared to $1,311,568 at December 31, 1998), and primarily consisted of: (a) $733,486 representing the long-term portion outstanding under a term bank loan further described in Note 10 to the Financial Statements, above; (b) approximately $343,449 representing deferred rent with regard to certain real property currently leased by Anchor; (c) $250,000 of Series B Debentures; (d) $144,000 of Series D Debentures; and (e) approximately $71,000 for certain other long-term liabilities.

          Reference is made to Notes 4 through 10 to the Financial Statements included in this Form 10-Q for further information on Anchor's fund raising activities and borrowings from its primary bank lender.

          Anchor has not paid cash dividends in the past and does not expect to pay cash dividends in the foreseeable future.

Year 2000 Update

          Impact of Year 2000.  The "Year 2000 Issue" is the result of computer
          --------------------
programs being written using two digits rather than four to define the applicable year. Computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This situation could result in a system failure or miscalculations causing disruptions to operations, including, among other things, a temporary inability to process transactions, send payments, or engage in similar normal business activities.

          State of Readiness. Anchor's plan to achieve Year 2000 compliance in
          ------------------
its electronic information systems is proceeding on schedule. A team has been created to coordinate the identification and implementation of the necessary changes required for computer systems and applications. Anchor hired an outside computer consultant, OASYS Networks, Inc. ("OASYS"), to assist in the management of the Year 2000 project. OASYS provided a Limited-Scope Assessment which involved an analysis of all networked "objects" and compliance information on all installed applications that are not specific to the insurance industry. OASYS analysis was limited to the PC, PC Network and associated peripherals environment. During the course of this assessment, which was completed during the third quarter 1999, OASYS:

          1. Developed an assessment project plan and a schedule that was approved by Anchor.
          2. Prepared a comprehensive inventory of network environment (Hardware). In connection with preparing such inventory, OASYS identified and asset tagged all equipment, recorded serial numbers, identified installed devices and identified BIOS manufacture and version information.
          3. Integrated Anchor's existing Year 2000 data into the OASYS reports and procedures, where applicable.
          4. Conducted a comprehensive inventory of network environment (Software/Firmware).
          5. Tested all functional computer hardware for Year 2000 and leap year compliance, where applicable.
          6. Collected compliance statements from vendors for non-testable hardware equipment (modems, routers, etc.). Cross-referenced compliance data with Anchor's existing data, where applicable.
          7. Researched and reported compliance data on all COTS (Common Off The Shelf) applications.
          8. Built a project binder to track compliance statements and document all testing of hardware objects.
          9. Interviewed key personnel to identify various dependencies and interface risks that were not immediately apparent through the physical inventory process.
          10. Conferred with Anchor's team to prioritize issues and created a Mission Critical listing of all hardware, software, dependencies and interfaces.
          11. Provided a database to Anchor which is being used to identify and track all new hardware objects introduced into the environment.
          12. Prepared a closing Risk Analysis report.


          In addition, OASYS began providing Year 2000 Inbound and Outbound Compliance Communications on April 1, 1999. Inbound Year 2000 Compliance Communications involve requests from outside parties (such as venders, suppliers, etc.) for information and status on Anchor's Year 2000 compliance. Once received, OASYS responded, documented, tracked and serviced such requests with periodic summaries having been reported to Anchor's team. Outbound Year 2000 Compliance Communications were requests initiated by Anchor seeking the status of another entities' Year 2000 compliance. These requests were initiated, documented and tracked by OASYS.

          Anchor's team has also been focused on obtaining mainframe Year 2000 compliance at its three principal offices located in Concord, California, Scottsdale, Arizona and Portland, Oregon. The status of the effort for each office is described below.

            Harden-CA (Concord, CA):
            ------------------------

            Hardware:    Current operating system has been reviewed and updated
                         and is Year 2000 compliant.
            Software:    Both the billing and claims systems are being upgraded.
                         The project is 90% complete with scheduled compliance by the end of November 1999.
            Conversion:  Converting the entire system to the Resource
                         Information Management System, version 2.7 ("RIMS"), which is Year 2000 compliant. Conversion scheduled for completion by mid-year 2000.

            Harden-AZ (Scottsdale, AZ):
            ---------------------------

            Hardware:    Current operating system has been reviewed and is
                         Year 2000 compliant.
            Software:    Currently on RIMS, 2.7 which is Year 2000 compliant.
            Upgrades:    Recently upgraded software and hardware.

            Harden-PHA (Portland, OR):
            --------------------------

            Hardware:    Current operating system is Year 2000 compliant.
            Software:    Claims and billing systems are currently Year 2000
                         compliant.
            Conversion:  Converting entire system to RIMS, which is Year 2000 compliant. Conversion scheduled for completion by year-end 2000.

          Costs to Address the Year 2000 Issue. Anchor completed its programming
          ------------------------------------
efforts for the Year 2000 related projects during the third quarter of 1999. Final certification testing will continue during the remainder of the 1999 year. Anchor's focus has not only been on its internal systems, but also upon the compliance of its key business partners, vendors and other suppliers.
Management believes that the redeployment of Anchor's resources has not adversely impacted new product or software development. The total cost of Year 2000 compliance is not expected to be material to the company's financial position. The estimated total cost of the Year 2000 Project is not expected to exceed $250,000.

          Risks Presented by the Year 2000 Issue. The failure to correct a
          --------------------------------------
material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect Anchor's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of its key business partners, vendors and other suppliers, Anchor is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on Anchor's results of operations, liquidity or financial condition. Anchor believes that, with the completion of the Project as currently scheduled, the possibility of significant interruptions of normal operations should be reduced.

          Readers are cautioned that forward-looking statements contained in the Year 2000 Update should be read in conjunction with Anchor's disclosures below under the head "Forward-Looking Statements".

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

          Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified based on current expectations. Consequently, future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements contained in this filing. Statements in this Quarterly Report, particularly in the Notes to Financial Statements, Management's Discussion and Analysis of Financial Condition and Results of Operations and Year 2000 Update, describe certain factors, among others, that could contribute to or cause such differences. Such forward-looking statements involve risks and uncertainties, and actual results could differ from those described herein. While the statements represent management's current judgment as to the near-term future prospects of its business, such risks and uncertainties could cause actual results to differ from the above statements. Factors which could cause actual results to differ include the following: Harden Group's relationship with new insurance carriers and marketing partners and their ability to effectively provide third-party administration services; controlling operating costs; the impact of competitive products, pricing and services; the availability of capital to finance current operations and future expansion; the cyclical nature of the health insurance markets; and unanticipated regulatory changes. Other risk factors are detailed in Anchor's filings with the Securities and Exchange Commission. Anchor assumes no obligation to update forward-looking statements.

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

None.

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

A.  Exhibits

4.10   Form of 10% Convertible Subordinated Debenture, Series D

4.10a Form of Warrant to Purchase Shares of Common Stock of Anchor Pacific Underwriters, Inc.

10.36 Business Loan Agreement dated September 30, 1999, between Anchor and Imperial Bank, and related documents.

27.0   Financial Data Schedule

B.  Reports on Form 8-K

None

                                   SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, Anchor has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           ANCHOR PACIFIC UNDERWRITERS, INC.




Date:   November 5, 1999                   /s/ James R. Dunathan
       -----------------------             -------------------------------------
                                           James R. Dunathan
                                           President and Chief Executive Officer



Date:   November 5, 1999                   /s/ Earl Wiklund
       -----------------------             -------------------------------------
                                           Earl Wiklund
                                           Senior Vice President and Chief
                                           Financial Officer