Form 10-K405
period 1999-12-31
ANCHOR PACIFIC UNDERWRITERS INC
filed 2000-03-30
CIK 317781

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

  For the Fiscal Year Ended December 31, 1999

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

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

                         Common stock, $.02 par value

                               ----------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S)229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 24, 2000 was $2,992,088.

  As of March 24, 2000, the Registrant had 4,710,055 shares of common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

                         Exhibit Index is on page 22.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                       ANCHOR PACIFIC UNDERWRITERS, INC.

                               TABLE OF CONTENTS

                                      PART I.
 Item  1. Business.......................................................     3
 Item  2. Properties.....................................................     8
 Item  3. Legal Proceedings..............................................     9
 Item  4. Submission of Matters to a Vote of Security Holders............     9


                                      PART II.
 Item  5. Market for Registrant's Common Equity and Related Shareholder
          Matters........................................................    10
 Item  6. Selected Financial Data........................................    10
 Item  7. Management's Discussion and Analysis of Financial Condition and
          Results of Operations..........................................    11
 Item  8. Financial Statements and Supplementary Data....................    20
          Changes in Disagreements With Accountants on Accounting and
 Item  9. Financial Disclosure...........................................    20


                                     PART III.
 Item 10. Directors and Executive Officers of Registrant.................    21
 Item 11. Executive Compensation.........................................    21
 Item 12. Security Ownership of Certain Beneficial Owners and
          Management.....................................................    21
 Item 13. Certain Relationships and Related Transactions.................    21


                                      PART IV.
 Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-
          K..............................................................    22

                                    PART I

Item 1. Business

Summary

  Anchor Pacific Underwriters, Inc. is a holding company that is primarily engaged in insurance administration services through its three direct and indirect wholly-owned subsidiaries. Anchor Pacific Underwriters, Inc. and the subsidiaries listed in the chart below are collectively referred to as "Anchor" and/or the "Company" unless the context otherwise requires.

                       ANCHOR PACIFIC UNDERWRITERS, INC.
                           (a Delaware corporation)
                                Holding Company


                   Harden & Company Insurance Services, Inc.
                          (a California corporation)
                        Employee Benefits Administrator
                            Group Health Insurance


                       ---------------------------------

      Harden & Company of Arizona        Pacific Heritage Administrators of
           formerly known as                        Nevada, Inc.
        Benefit Resources, Inc.                 (a Nevada corporation)
       (an Arizona corporation)            Employee Benefits Administrator
    Employee Benefits Administrator            Group Health Insurance
        Group Health Insurance

  Anchor provides third-party claims administration, employee benefits consulting, underwriting and risk analysis primarily to private sector small and middle market companies, groups, trusts, associations, government agencies and individual consumers. Anchor offers its customers, as broker or administrator, a range of products and services tailored to the specific needs of such customers.

  Anchor markets the products and services of more than 15 commercial insurance companies and over a dozen managed care and preferred provider organizations. The marketing of products and services is carried out through five direct sales representatives, nine general agents and over 700 independent insurance brokers. Anchor's customer base is in the Western United States, primarily in California, Arizona and Oregon

  As further described below in "Recent Developments, Change in Control" on March 9, 2000 Anchor entered into a Securities Purchase Agreement which completed a process pursuant to which Ward North America Holding, Inc. purchased certain debt and equity interests in Anchor and made funds available to Anchor pursuant to a line of credit. In connection with this process, Ward obtained a controlling ownership interest in Anchor and certain members of management have resigned effective March 31, 2000. Additionally, the Board of Directors has been substantially recomposed with nine of the ten previous directors resigning with one nominee of Anchor and four nominees of Ward joining the Board. As of March 24, 2000 representatives of Ward held four of the six Board of Director positions in the Company.

  The principal executive offices of Anchor are located approximately 30 miles east of San Francisco, California, at 1800 Sutter Street, Suite 400, Concord, California 94520.

Background

  Anchor was organized in 1986 as a California general partnership for the specific purpose of acquiring Harden & Company Insurance Services, Inc., a third-party employee benefits administrator ("Harden"). Anchor was reorganized as a private California corporation in March 1987, and reincorporated in January 1995, as a Delaware corporation in connection with a merger with System Industries, Inc. ("System"). As a result of the merger, Anchor became a public company.

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

  During the period from 1990 through 1996, Anchor further expanded its property and casualty business by acquiring certain assets, including insurance brokerage accounts. In 1994, Anchor acquired the property and casualty insurance brokerage company, Putnam, Knudsen & Wieking, Inc. ("PKW") and consolidated all of its property and casualty insurance brokerage business into PKW. After evaluating trends in the insurance industry in mid-1998, the Board of Directors of Anchor decided to sell its property and casualty business and to focus on its third-party administration business. In January 1999, Anchor sold substantially all the assets of PKW to an unrelated third party. In 1999, Anchor caused PKW to change its name to Shelby Insurance Services, Inc., ("Shelby"). On March 9, 2000, Anchor sold all of the capital stock of Shelby to James R. Dunathan, a member of the Board of Directors.

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

  Effective January 1, 1998, Anchor and Harden-CA entered into an agreement to acquire the third-party administration business of Pacific Heritage Administrators ("PHA"), a firm based in Portland, Oregon. This contract allowed Harden Group to expand its marketing and servicing territory in Oregon, Washington, Idaho and Nevada and substantially enhanced the Harden Group's revenues in 1998. Anchor expects to continue to look for opportunities to expand its third-party administration services in the Western United States.

  In June 1998, Anchor reorganized the company's third-party administration services division. The organizational structure, "Harden Group" was established as the consolidated name for the management and marketing of third-party administration services. Currently, Harden Group includes four third-party administration operations providing services to clients throughout the Western States from four offices located in Concord and Fresno, California; Scottsdale, Arizona; and Portland, Oregon.

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

  During the past year, Anchor has sought to take steps to strengthen Harden Group's management and sales and marketing staff by hiring seasoned executives. Product development and new product sales continue to be a high priority, as does geographical diversification into other marketing territories in the western states.

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

  In 1999, Anchor caused PKW to change its name to Shelby Insurance Services, Inc., ("Shelby"). Effective March 9, 2000, Anchor sold all of the capital stock of Shelby to James R. Dunathan, a member of the Board of Directors.

Recent Developments, Change in Control

  On November 29, 1999 Anchor entered into a letter of intent with Ward North America Holding, Inc. ("Ward") whereby Ward would acquire a controlling interest in Anchor. During the next several months Ward acquired $500,000 of 10% Convertible Subordinated Debentures, Series E (the "Series E Debentures") along with warrants to purchase 300,000 shares of Anchor common stock at $0.50 per share. The Series E Debentures had an initial two year term, paid 10% interest and were convertible into shares of Anchor's common stock at $0.50 a share. On March 9, 2000, Anchor and Ward signed a Securities Purchase Agreement (the "Agreement") pursuant to which Ward acquired a controlling interest in Anchor for $2,000,000 through the purchase of 1,853,300 shares of Series A Convertible Preferred stock ("Series A Preferred"). The Series A Preferred shares are senior to the Company's common stock and vote on an as converted basis of ten shares for each share of Series A Preferred. The terms of the Agreement also provided that Ward would make available a $1,000,000 line of credit. In connection with its investment, all of Anchor's directors resigned except for James R. Dunathan. As the sole remaining director, Mr. Dunathan appointed one representative of Anchor and four representatives of Ward to the board of directors of Anchor.

  Ward is a San Diego, California based company that provides claims administration and risk management for general insurance, workers' compensation, automobile, professional liability and employment practices liability. The investment in Anchor represents the first time Ward has been involved in employee benefits administration. Anchor's management and board of directors believe that Ward will be able to provide needed capital to the Company. In turn, this will enable Anchor to accelerate the systems consolidation process and to seek new business expansion opportunities.

Employees

  As of March 24, 2000, Anchor and its subsidiaries employed approximately 160 full-time employees. None of Anchor's employees are presently represented by a union or covered by a collective bargaining agreement. Anchor believes its employee relations are good.

Executive Officers of the Registrant

  The following information is provided regarding certain executive officers of Anchor and/or its subsidiaries.

              Name               Age              Position                    Held Since
              ----               ---              --------                    ----------
 James R. Dunathan..............  63 President, Chief Executive Officer and      1987
                                     Director of Anchor
 Earl Wiklund...................  52 Senior Vice President, Chief Financial      1987
                                     Officer of Anchor and Harden Group
 Carol J. Haynosch..............  46 Senior Vice President, Human                1994
                                     Resources, Corporate Affairs and
                                     Assistant Secretary of Anchor and
                                     Harden Group
 Terry D. Hale..................  54 President and Chief Operating Officer       2000
                                     of Harden Group
 Thomas O. Hedford..............  59 President, Sales & Marketing of Harden      1999
                                     Group
 Raymond P. Petersen............  62 Vice President, Special Risks of            1996
                                     Harden Group
 Stuart Rosendahl...............  46 Vice President, Sales & Marketing of        1999
                                     Harden Group

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

Earl Wiklund. In addition to his duties at Anchor, Mr. Wiklund also serves as the Senior Vice President and Chief Financial Officer of Anchor's third-party administration division, Harden Group. He has over 30 years of experience in various operational, administrative and financial management positions. Mr. Wiklund joined Harden in 1984 as Vice President, Finance. Mr. Wiklund graduated from California State University, Sacramento, with a B.S. degree and received his M.B.A. from St. Mary's College. He also serves as Chairman of Anchor's Audit, Budget & Finance Committee. Mr. Wiklund resigned from Anchor's Board of Directors on March 14, 2000 and has resigned all of his executive capacities effective March 31, 2000.

Carol J. Haynosch. Ms. Haynosch joined Anchor in 1994 with more than 25 years experience in legal, banking and insurance. Prior to joining Anchor, Ms. Haynosch was the Vice President of an insurance and diversified financial services company, and a Vice President of a national bank. In addition to her responsibility to being the Company's senior executive for human resource matters, Ms. Haynosch's responsibilities include corporate compliance, due diligence and SEC reporting. She also serves as an ex-officio member of Anchor's Compensation and Personnel Committee.

Terry D. Hale. Mr. Hale joined Harden Group on March 14, 2000 as President and Chief Operating Officer. Mr. Hale has over 29 years of experience and leadership in the employee benefits and insurance field. His experience includes the development and implementation of employee benefit programs, underwriting, managing a Federal Employee Health Benefit (FEHB) plan primarily for Department of Treasury employees. Prior to joining Harden Group, he served as Executive Director from 1989 to 2000 of the Texas Municipal League Group Benefits Risk Pool. As Executive Director, Mr. Hale was responsible for the daily operational functions as well as the development of business opportunities. Prior to entering the insurance field Mr. Hale taught high school biology, chemistry and physics in Columbia, Illinois. Mr. Hale received a Bachelor of Science degree from Southeast Missouri State University.

Thomas O. Hedford. Mr. Hedford originally joined PHA in 1968 when it was formerly owned by Beneficial Life Insurance Company. PHA was acquired by Harden Group in 1998 and is now operated as a division of Harden-CA. As President, Sales & Marketing, his responsibilities at Harden Group primarily focus on the production of self-insured and large case fully insured accounts. Mr. Hedford is also responsible for the daily operational functions of PHA. He has been active in actuarial organizations and served on insurance industry boards. From 1995-1998 he served as Chairman of the Oregon Medical Insurance Pool Board and from 1996-1998 he was the Treasurer of the Oregon Life and Health Guaranty Association. Mr. Hedford graduated from the University of Washington with a degree in Mathematics.

Raymond P. Petersen. Mr. Petersen joined Harden-CA in 1987 following several years with Marsh-McLennan Associates in San Francisco. His 30 plus years in the insurance industry include sales management and marketing positions for both property and casualty and group health benefits companies. At Harden Group he is responsible for the development of sales from sponsored programs for state associations and trade groups. Mr. Petersen has resigned all of his executive capacities effective March 31, 2000.

Stuart Rosendahl. Mr. Rosendahl originally joined PHA in 1995, when it was formerly owned by Beneficial Life Insurance Company, after serving ten years with Blue Cross Blue Shield of Oregon. PHA was acquired by Harden Group in 1998 and is now operated as a division of Harden-CA. At Harden Group, Mr. Rosendahl is responsible for new business development, consulting, client management and retention. Mr. Rosendahl is active in the Oregon State Association of Health Underwriters and is a member of the Self Insured Institute of America as well as various other insurance industry related organizations. He holds a Bachelor of Science degree from Oregon State University and has earned the professional designation of Certified Health Consultant (CHC).

Regulation

  Anchor's insurance related third-party administration activities are subject to licensing and regulation by the jurisdictions in which such activities are conducted. In addition to regulatory requirements applicable to Anchor, most jurisdictions require that individuals engaged in insurance brokerage activities be personally licensed. As a result, a number of Anchor's employees are so licensed. Anchor's operations depend on the continued validity and good standing under the licenses and approvals pursuant to which it currently operates. Licensing laws and regulations vary from jurisdiction to jurisdiction. In all jurisdictions, the applicable licensing laws and regulations are subject to amendment or interpretation by regulatory authorities. Such authorities generally are vested with broad discretion as to the granting, renewing and revoking of licenses and approvals.

  Other factors, such as client uncertainty about the potential effect of health care reform proposals, could also affect Anchor's business. Anchor believes that its expertise in two areas frequently identified in health care reform proposals (managed care and managed competition), combined with its strategy of serving middle market clients, leave it well positioned to operate effectively in a managed care and managed competition environment. Anchor also believes that in the current political environment, the United States will experience incremental, rather than sudden comprehensive changes in health care regulations. It is not possible at this time, however, to predict the effect that any future health care reform legislation will have on Anchor's business condition or operations. Anchor is unaware of any current regulatory proposals that could have any material effect on its liquidity, capital resources or operations.

Inflation

  In response to general inflation trends and increased operating costs, the health insurance industry continuously seeks to achieve greater savings from medical service providers. The health insurance industry, in general, and the insurance claims administration and service industry, in particular, continues to undergo significant consolidation. The primary driver of this process is the major investment in infrastructure required to maintain a competitive position. The focus on systems which improve productivity and accommodate electronic data interchange increasingly requires service providers to achieve a certain critical mass in order to be cost effective.

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

Item 2. Properties

  Anchor leases approximately 32,099 rentable square feet of office space at its executive offices at 1800 Sutter Street, Suite 400, Concord, California 94520. From November 1, 1994 through October 31, 1999, Anchor paid rent of $1.40 per rentable square foot per month (approximately $44,939 per month). Effective from November 1, 1999 and through October 31, 2004, Anchor's must pay rent of $1.75 per rentable square foot per month (approximately $56,173 per month). As of January 1, 2000, Anchor subleased to an unrelated third party 10,692 rentable square feet of this office space (approximately $14,969 per month from January 1, 1999 through October 31, 1999 and approximately $18,711 from November 1, 1999 through October 31, 2004).

  In addition to the leased space it currently occupies in Concord, Harden-AZ leases approximately 6,992 rentable square feet of office space in Scottsdale, Arizona, and PHA leases approximately 17,987 rentable square feet of office space in Portland, Oregon. The Harden-AZ lease for 6,992 rentable square feet, which expires May 31, 2002, requires a rent payment of between $0.84 and $0.90 per rentable square foot per month. Harden-AZ also rented 2,033 square feet at $1.25 per rentable square foot per month under a lease which expired March 1, 2000. PHA paid rent in Portland, Oregon under its lease for 17,987 rentable square feet of $1.40 per rentable square foot per month through December 31, 1999, and from January 1, 2000 through December 31, 2002 must pay rent of between $1.46 and $1.63 per rentable square foot per month. In addition, PHA paid rent of $1.50 per rentable square foot per month for 500 square feet in Las Vegas, Nevada, which expired on June 1, 1999.

  PKW was obligated to pay rent of between $1.75 and $2.00 per rentable square foot per month under a prior lease in Oakland, California, which expired on November 30, 1999. In December 1994, Anchor relocated

PKW's executive office to Anchor's office space in Concord, California and subleased approximately 13,128 rentable square feet of PKW's offices in Oakland. In May 1995, December 1995, and October 1997, it entered into subleases with respect to 82%, 10% and 8%, respectively, of PKW's office space in Oakland. The amounts classified as short and long-term liabilities with respect to the leases, reflect the shortfall between sublease income received and lease expense paid. Anchor assumed this remaining obligation which expired on November 30, 1999. On March 15, 2000, Anchor retired this lease obligation with the proceeds from the sale of Series A Preferred shares purchased by Ward.

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

Item 4. Submission of Matters to a Vote of Security Holders

  None.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Shareholder Matters

  Prior to the consummation of the merger with System in January 1995, Anchor was a privately held California corporation with approximately 63 shareholders. Consequently, there was no established trading market for Anchor's common stock. As of March 24, 2000, there were approximately 4,710,055 shares of Anchor's common stock outstanding, held by approximately 2,000 shareholders of record. As of March 24, 2000, there were outstanding warrants to purchase 1,588,129 shares of common stock at exercise prices of $0.50 to $3.00 per share, and outstanding options to purchase 592,450 shares of common stock at exercise prices of $0.37 to $2.19 per share of Anchor, outstanding debentures representing Series B, D and E in the amount of $864,000 convertible into 1,728,000 shares of Anchor common stock and Series A Preferred stock convertible into 18,533,000 shares of Anchor common stock (representing 62.6% of Anchor's outstanding shares on a fully diluted basis). The following table sets forth historical trade information for Anchor common stock.

                                                   Quarterly Quarterly Quarterly
Common Stock Quarterly Trade History                Volume   High/Ask   Low/Bid
------------------------------------               --------- --------- ---------
March 31, 1998....................................   87,300    0.94      0.67
June 30, 1998.....................................   90,900    0.71      0.60
September 30, 1998................................  160,300    0.49      0.32
December 31, 1998.................................   23,100    0.46      0.23
March 31, 1999....................................  175,200    0.65      0.62
June 30, 1999.....................................  166,500    0.39      0.39
September 30, 1999................................  124,740    0.33      0.32
December 31, 1999.................................   60,300    0.44      0.43

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

                                     Anchor Pacific Underwriters, Inc.
                                          Selected Financial Data
                         --------------------------------------------------------------
                            1999         1998         1997        1996         1995
                         -----------  -----------  ----------  -----------  -----------
Revenues 1/............. $10,072,565  $12,284,558  $6,977,330  $ 4,574,132  $ 5,269,554
Income (Loss) before
 Other expenses,
 net 1/................. $(2,195,511) $  (486,116) $ (733,726) $  (921,935) $   (54,894)
Loss.................... $(2,477,971) $  (775,330) $ (946,691) $(1,405,800) $  (536,640)
Loss Per Share 2/....... $     (0.53) $     (0.16) $    (0.21) $     (0.37) $     (0.14)
Weighted Average Shares
 Outstanding 2/.........   4,710,056    4,710,057   4,612,153    3,766,176    3,819,605
Cash Flow From
 Operations (Deficit)... $(1,410,788) $    83,960  $ (406,752) $(1,127,789) $   475,158
Total Assets............ $ 6,520,035  $ 7,655,324  $7,452,310  $ 8,423,690  $10,173,428
Total Long-Term
 Liabilities............ $ 1,747,612  $ 1,311,568  $1,785,309  $   872,950  $ 1,753,849
Shareholders' Equity
 (Deficit).............. $(2,779,059) $  (301,088) $  457,242  $ 1,107,231  $ 1,563,032

--------
1/ Consistent with Anchor's audited financial statements set forth elsewhere in this Annual Report, both Revenues and Income (Loss) before other expenses, net, include interest income.
2/ Earnings (Loss) Per Share and Weighted Average Shares Outstanding have been retroactively restated to reflect the effects of the 10 for 1 stock split effected January 6, 1995.

Item 7. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

General

  Historically, Anchor derived a majority of its revenues from third-party administration services. As a result of acquisitions made during 1994 and 1996, Anchor significantly increased the percentage of its revenues derived from property and casualty insurance brokerage activities. Based on a strategic decision in 1998 to focus on its third-party administration business, Anchor sold its insurance brokerage business at year-end 1998. This sale allowed Anchor to reduce debt and to make additional financial resources available for working capital needs and third-party administration opportunities. In July 1997 and January 1998, Harden entered into new contracts through its marketing partners to provide third-party administration services in Los Angeles, California and Portland, Oregon. As a result of declining revenue on the Los Angeles business due to carrier rate increases, the Los Angeles, California office was closed at the end of February 1999, with the remaining business now being serviced from the Concord, California office.

  Product development and new product sales continue to be a top priority, as does geographical diversification into other states and marketing territories. Marketing for new business began in 1996 and coincided with the release of new products by Harden Group. Recently, Harden Group has entered into significant new contracts to provide third-party administration services through its marketing partners. Management anticipates that these new contracts will increase the revenues Anchor derives from third-party administration services and expects to accelerate its marketing activities in California, Arizona, Nevada, Oregon, Washington, Idaho and Utah.

Results of Continuing Operations--Years Ended December 31, 1999, 1998 and 1997

 Reclassifications

  The prior years' balances detailed below have been reclassified to conform with the current year presentation of discontinued operations.

 Revenues

  Total Revenues. Total revenues for 1999 were $10,072,565, a decrease of $2,211,993, or 18%, from 1998 revenues. The decrease in revenue was primarily due to declining revenues as resulting from carrier rate increases and lost business in Harden Group's former Los Angeles office as well as its PHA office in Oregon. In February 1999, Harden Group closed the Los Angeles office. The total revenues for 1998 were $12,284,558, an increase of $5,307,228, or 76%, over 1997 revenues of $6,977,330. The increase in revenue was primarily due to the increase in fee income derived from Harden Group and the acquisition of its PHA office in Oregon. Anchor's revenues vary from quarter to quarter as a result of the timing of policy renewals and net new/lost business production, whereas expenses are fairly uniform throughout the year.

  Fees. Fees from Harden Group, (including underwriting and risk analysis) services for 1999 were $10,054,596, a decrease of $2,218,471, or 18%, as compared to $12,273,067 in fees for 1998. This decrease in fee income is largely the direct result of declining revenue due to carrier rate increases and lost business generated from Harden Group's former Los Angles office as well as its PHA office. Fee revenues for 1997 were $6,952,655. The increase in fee income for 1998, as compared to 1997 was largely the result of new business generated from projects associated with new administrative contracts and administrative fees generated from new products.

  Revenues generated by Anchor in 1999 from third-party administration services consist of fee revenues generated by Harden Group. The third-party administration revenues are primarily derived from: (a) an insurance product underwritten by one insurance carrier, which is A- (Excellent) rated; (b) the administration of insurance programs underwritten by various reinsurance carriers for a number of self-insured employers; and (c) dental insurance administration. Self-insurance is an alternative to fully insured programs in which a client assumes a manageable portion of its insurance risks, usually (although not always) placing the less predictable and larger loss exposure with an excess loss reinsurance carrier.

  Interest Income. Interest income consists of interest earned on funds held in fiduciary accounts and interest earned on investments. Interest income was $17,969, $11,491 and $24,675 in 1999, 1998 and 1997, respectively. Income earned on funds held in fiduciary accounts fluctuates with the decrease or increase in interest rates.

 Expenses

  Total Expenses. Total operating expenses for 1999 were $12,268,076, a decrease of $502,598, or 4%, as compared to 1998 operating expenses of $12,770.674. The decrease in total expenses resulted primarily from a decrease in selling, general and administration expenses and employee compensation and benefits resulting from the closure of Harden Group's Los Angeles office as well as the reduction of staff at the Concord, Portland and Scottsdale offices in response to the reduction in revenues. Total operating expenses for 1998 increased $5,059,618, or 66%, as compared to 1997 operating expenses of $7,711,056. The increase resulted primarily from an increase in selling, general and administration expenses and employee compensation and benefits resulting from the expansion of third-party administration services business at Harden Group.

  Employee Compensation and Benefits. Employee compensation and benefits for 1999 were $7,377,268, a decrease of $690,533, or 9%, as compared to 1998 employee compensation of $8,067,801. The decrease related primarily to the closure of Harden Group's Los Angeles office and the reduction of staff at the Concord, Portland and Scottsdale offices in response to the reduction in revenue. The total employee compensation and benefits expenses for 1998 increased $3,423,612, or 74%, over employee compensation and benefits for 1997 of $4,644,189. The increase related primarily to staffing needs required to service new third-party administration projects at Harden Group.

  Selling, General and Administrative Expenses. Selling, general and administrative expenses were $4,346,808, $4,702,873 and $3,066,867 in 1999,
1998 and 1997, respectively. The $356,065, or 8%, decrease in 1999, as compared to 1998, resulted primarily from the closure of Harden Group's Los Angeles office. The $1,636,006, or 53% increase in 1998, compared to 1997, resulted primarily from expenses associated with the increased third-party administration services business at Harden Group. General and administrative expenses include rent, travel, insurance, postage, telephone, supplies and other miscellaneous expenses.

  Employee Severance and Other Costs. Costs for employee severance reserves and other costs were $544,000 for 1999. These costs primarily consist of severance accruals pertaining to the resignations of certain members of management effective March 31, 2000.

  Interest Expense. Interest expense was $186,411, $221,871 and $240,488 in 1999, 1998 and 1997, respectively. The decrease in interest expense in 1999, as compared to 1998 and 1997, was due to continued decreased borrowings under the Company's bank term loan.

  Amortization of Goodwill and Other Intangibles. Goodwill represents the excess of the cost of acquisitions over the fair value of net assets acquired. Other intangibles include covenants not to compete, customer lists and other contractual rights. Amortization of goodwill and other intangibles was $66,120, $50,705 and $45,067 in 1999, 1998 and 1997, respectively. The increase in amortization of goodwill and other intangibles is a result of increased intangibles at Harden-AZ.

 Income Taxes

  Anchor's expense for income taxes was $5,908, $9,956, and $(4,030) in 1999, 1998 and 1997, respectively. An analysis of Anchor's provision for income taxes is presented in Note 8 of the Notes to Consolidated Financial Statements.

Results of Discontinued Operations--Year Ended December 31, 1998

 Revenues

  No revenues were generated from insurance brokerage business in 1999. The total revenues from Anchor's discontinued insurance brokerage business in 1998 were $3,069,459. Revenues were primarily related to commissions for property and casualty insurance brokerage services (net of sub-broker commissions) and generally were recognized as of the effective date of the insurance policy, except for commissions on installment premiums, which were recognized periodically as billed. Commissions for 1998 were $3,017,939. Interest income, which consisted of interest earned on insurance premiums and other funds held in fiduciary accounts and interest earned on investments was $51,520.

 Expenses

  There were no expenses generated from insurance brokerage business in 1999. The expenses relating to Anchor's discontinued insurance brokerage business in 1998 were $2,875,350. These expenses were attributed to employee compensation and benefits of $2,019,044, selling, general and administrative expenses of $628,980 and amortization of goodwill and other intangibles of $170,134. In addition, interest expense for 1998 was $57,192.

Liquidity and Capital Resources

  Anchor reported net cash flows used by operations of $(1,410,788) for the twelve months ended December 31, 1999, compared to net cash flows used by operations of $83,960 for the twelve months ended December 31, 1998. During 1999, Anchor repaid $800,000 on its existing line of credit and met its operating and capital needs from several sources, including the use of proceeds received from the sale of PKW and the use of proceeds from the sale of Series C, D and E Debentures (as further discussed below).

  In 1995, Anchor issued $370,000 of 10% Convertible Subordinated Debentures (the "Debentures"). Investors holding $270,000 of the Debentures, including seven members of the Board of Directors, converted their debentures into 200,000 shares of Anchor's common stock at $1.35 per share. These conversions reduced Anchor's outstanding indebtedness by $270,000 and, in turn, increased shareholders' equity by $270,000. On March 15, 2000, Anchor paid off the remaining outstanding Debentures ($60,000) with the proceeds from the Series A Preferred shares purchased by Ward.

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

  In February 1997, Anchor offered the purchasers of said Bridge Notes an opportunity to either change the terms of the warrants underlying the Bridge Notes or to participate in the 1997 Offering (discussed below), by exchanging the Bridge Notes. The basic terms of the two alternatives were: (a) in lieu of receiving a five year warrant to purchase 1,000 shares of Anchor common stock at a purchase price of $1.75 per share, for every $10,000 in principal invested, the purchaser would receive a five year warrant to purchase 2,000 shares of Anchor common stock at a purchase price of $1.35 per share; or (b) be allowed to participate in the 1997 Offering by exchanging the Bridge Notes and receiving in return (i) interest at the rate of 10% per annum up to the date of conversion; (ii) Anchor common stock in place of the Bridge Notes at a conversion price equal to $0.90 per share; and (iii) a five year warrant, equal to the number of shares issued in place of the Bridge Notes, with the right to purchase Anchor's common stock at a purchase price of $0.90 per share. Purchasers representing $180,000 of said Bridge Notes chose alternative
(a) above, and the remaining $45,000 chose alternative (b) above. Certain purchasers agreed to extend the term of the Bridge Notes. On March 15, 2000, Anchor paid off the remaining outstanding Bridge Notes ($80,000) with the proceeds from the Series A Preferred shares purchased by Ward.

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

  At the end of the third quarter 1998, Anchor commenced raising additional funds from members of the Board of Directors and other qualified investors by offering 10% Convertible Subordinated Debentures, Series B (the "Series B Debentures"). At the close of said offering on January 25, 1999, Anchor had raised $495,000, $200,000 from its primary bank lender and the remaining $295,000 from five members of the Board of Directors and other qualified investors. Anchor used a substantial portion of the proceeds from the Series B Debentures to support current working capital needs. The basic terms of the Series B Debentures were: (a) 10% interest, payable semi-annually in arrears;
(b) two year maturity; (c) conversion price of $0.50 per share; (d) "Piggyback" registration rights for three years; (e) for each $5,000 of Series B Debentures acquired, an investor received a five year warrant to acquire 2,000 shares of Anchor common stock at an exercise price of $0.50 per share; and (f) subordination provisions that subordinate the Series B Debentures to Anchor's "Senior Debt" (as defined in the Series B Debentures). The Series B Debentures contained a provision that permitted Anchor to redeem all or a portion of the Series B Debentures, at par, plus any outstanding interest, in the event Anchor sold Putnam, Knudsen & Wieking, Inc. ("PKW") for an amount in excess of $2,000,000. As a result of the December 31, 1998 sale of PKW at a purchase price in excess of $2,000,000, Anchor repurchased $230,000 of the Series B Debentures including $200,000 repurchased from its primary lender. On March 15, 2000, Anchor paid off $145,000 of the outstanding Series B Debentures with the proceeds from the Series A Preferred shares purchased by Ward. As of March 24, 2000, $120,000 of the Series B Debentures remained outstanding.

  During the first nine months of 1999, Anchor raised $179,000 from one member of the Board of Directors and other qualified investors by offering 10% convertible Subordinated Debentures, Series C (the "Series C Debentures"). Anchor utilized a substantial portion of the proceeds from the Series C Debentures to support current working capital needs. The basic terms of the Series C Debentures were: (a) 10% interest, payable semi-annually in arrears;
(b) two year maturity; (c) conversion price of $0.60 per share; (d) "Piggyback" registration rights for three years; (e) for each $5,000 of Series C Debentures acquired, an investor received a five year warrant to acquire 2,000 shares of Anchor common stock at an exercise price of $0.60 per share; and (f) subordination provisions that subordinated the Series C Debentures to Anchor's "Senior Debt" (as defined in the Series C Debentures).

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

  During the last three months of 1999, Anchor raised $244,000 from one member of the Board of Directors and other qualified investors by offering 10% Convertible Subordinated Debentures, Series D (the "Series D Debentures). Anchor utilized a substantial portion of the proceeds from the Series D Debentures to support current working capital needs. The basic terms of the Series D Debentures were: (a) 10% interest, payable semi-annually in arrears;
(b) two year maturity; (c) conversion price of $0.50 per share; (d) "Piggyback" registration rights for three years; (e) for each $5,000 of Series D Debentures acquired, an investor received a five year warrant to acquire 3,000 shares of Anchor common stock at an exercise price of $0.50 per share; and (f) subordination provisions that subordinated the Series D Debentures to Anchor's "Senior Debt" (as defined in the Series D Debentures). As of March 24, 2000, all of the Series D Debentures remained outstanding.

  On November 29, 1999, Anchor and Ward North America Holding, Inc. ("Ward") executed a letter of intent whereby Ward would acquire a controlling ownership interest in Anchor and nominees of Ward would assume a majority of the seats on Anchor's Board of Directors. The November 29, 1999 letter of intent was further modified by the parties pursuant to a February 18, 2000 binding Letter Agreement that specifically bound the parties to certain funding and structural commitments.

  Effective March 9, 2000, Anchor and Ward entered into a Securities Purchase Agreement ("Agreement") which superseded and replaced in its entirety the binding Letter Agreement dated February 18, 2000 and letter of intent dated November 29, 1999. The basic terms of the Agreement provide that Ward would purchase from Anchor a package of debt and equity securities and that it would make available a $1,000,000 loan facility. The specific securities and loan facility are described below:

    (a) Series E Convertible Debentures (the "Series E Debentures") in the principal amount of $500,000; two year maturity with a provision that provides for repayment on July 1, 2000, if requested by Ward; conversion price of $0.50 per share; "Piggyback" registration rights for three years; for each $5,000 of Series E Debentures acquired, Ward received a five year warrant to acquire 3,000 shares of Anchor common stock at an exercise price of $0.50 per share; and subordination provisions that subordinates the Series E Debentures to Anchor's "Senior Debt" (as defined in the Series E Debentures). The Series E Debentures are superior to all other debentures of the Company, including without limitation those Series A, B, C and D debentures (detailed above), and shall constitute "Senior Debt" for purposes of those debentures. As of March 24, 2000, Ward has invested $500,000 in the Series E Debentures;

    (b) a $200,000 bridge loan facility to Anchor evidenced by a promissory note ("Bridge Loan"); bearing interest at the rate of 10% per annum with a maturity date of July 1, 2000. The principal amount and all accrued interest under the Bridge Loan were, at the election of Ward, applied toward the purchase of Series A Convertible Preferred stock, described below;

    (c) 1,853,300 shares of Series A Convertible Preferred stock ("Series A Preferred") at a purchase price of $2,000,000, which would constitute 62.6% of Anchor's common stock on a fully diluted basis; and

    (d) a $1,000,000 convertible loan facility (the "Convertible Loan") which was made available immediately following the closing of the purchase of the Series A Preferred. The Convertible Loan shall be convertible, at Ward's option, into shares of Series A Preferred stock which are further convertible into a number of shares of common stock, which, when added to the shares of common stock issued or issuable pursuant to the Series E Debentures (not including the warrants accompanying the Series E Debentures) and other shares of Series A Preferred issued to Ward, would constitute 73.5% of Anchor's common stock on a fully-diluted basis following such conversion, assuming the maximum amount of $1,000,000 was borrowed by Anchor pursuant to the Convertible Loan.

  Under the terms of the Agreement, Ward agreed that during the 36 month period following the closing of the transaction neither Ward or its affiliates would make any further acquisitions of Anchor's securities unless Ward first made a tender offer (the "Tender Offer") to buy all of the shares of Anchor's common stock not then owned by Ward or its affiliates at a purchase price equal to the greater of: (i) $0.80 per share (as adjusted for stock splits, combinations or dividends with respect to such shares) or (ii) the price per share determined by assuming the value of Anchor to the be equal to Anchor's earnings before income taxes ("EBIT") for the 12 full calendar months preceding the month in which the offer is made, multiplied by six (6) and divided by the number of shares outstanding of the Company on a fully diluted basis.

  Capital and certain acquisition related expenditures were $323,607 and $284,509 for the twelve months ended December 1999 and 1998, respectively. The 1999 expenditures primarily related to software development and implementation to update the eligibility and claims processing system.

  Short-term borrowings, which consist of the current portion of long-term debt and the current portion of long-term liabilities in the aggregate totaled $982,589 at December 31, 1999 (as compared to $1,894,018 at December 31,
1998). As of December 31, 1999, short-term borrowings consisted of: (a) $198,000 representing the current portion of a term bank loan further described below; (b) approximately $73,750 of future fixed payments under a consulting agreement entered into with a company affiliated with the former shareholders of Harden-AZ; (c) $260,000 of the Debentures; (d) $80,000 of the Bridge Notes; (e) $200,000 of short term borrowing (f) $69,038 representing deferred rent with regard to certain real property currently leased by Anchor; and (g) approximately $101,801 for certain other current liabilities. On March 15, 2000, Anchor used the proceeds derived from the sale of Series A Preferred shares purchased Ward to retire the amounts described in (d); (e) and (g) and $145,000 of (c).

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

  On March 9, 1998, a term loan in the amount of $1,821,890 was entered into between Anchor and the bank combining both the $1,600,000 term loan and the $250,000 loan. The basic terms of this term loan were: (a) monthly interest payments equal to bank's prime rate, plus 2.5%; (b) maturity date of October 5, 2002; and (c) monthly principal payments in installments of $33,125 beginning on April 5, 1998. All other terms and conditions contained in term loan dated September 30, 1997, including all amendments thereto and replacements therefor, remained in place.

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

  On April 29, 1999, Anchor obtained a new $250,000 bank loan from its primary lender. The basic terms and conditions of this loan were: (a) monthly interest payments equal to the bank's prime rate, plus 2.5%; (b) five month terms; (c) principal plus all accrued unpaid interest due at maturity on September 30, 1999; and (d) a five year warrant to acquire 100,000 shares of Anchor common stock at a purchase price of $0.60 per share. The proceeds of the loan were used to support the current working capital needs of Anchor.

  On September 30, 1999, a new term loan in the amount of $931,485 was entered into between Anchor and the bank combining both the balance owing on the $1,741,841 term loan and the $250,000 bank loan. The basic terms of this new term loan are: (a) monthly interest payments equal to bank's prime rate, plus 2.5%; (b) a maturity date of October 7, 2002; and (c) monthly principal payments in installments of $16,500 which began on November 7, 1999. All other terms and conditions contained in the term loan dated September 30, 1997, (except for the provision which required 75% of Anchor's monthly EBITDA to be applied to principal payments which had been deleted earlier) including all amendments thereto and replacements therefor, remain operative.

  At December 31, 1999, long-term liabilities and long-term debt, less the current portion discussed above, totaled $1,747,612 (as compared to $1,311,568 at December 31, 1998), and primarily consisted of: (a) $700,485 representing the long-term portion outstanding under a term bank loan further described above; (b) approximately $264,644 representing deferred rent with regard to certain real property currently leased by Anchor; (c) $50,000 of Series B Debentures, (d) $244,000 of Series D Debentures; (e) $ 400,000 of Series E Debentures; and (f) approximately $88,483 for certain other long-term liabilities. On March 15, 2000, Anchor used the proceeds derived from the sale of Series A Preferred shares purchased by Ward to retire the amount described in (c) above. In addition, at the time Anchor acquired PKW in 1994 it assumed a lease obligation on PKW's old office space. At the conclusion of the lease the landlord was owed $147,094. On March 15, 2000, Anchor retired this lease obligation with the proceeds from the sale of the Series A Preferred shares purchased by Ward.

  Anchor has not paid cash dividends in the past and does not expect to pay cash dividends in the foreseeable future.

Strategy

  Until January 1999, Anchor's business consisted of two basic operations: (i) third-party administration services (Harden Group); and (ii) property and casualty insurance brokerage (PKW).

  During the last several years, Anchor's third-party administration services experienced steady expansion. Revenues derived from the operations of Harden Group, as a percentage of Anchor's overall revenues, grew from 57% at December 31, 1996 to 80% at December 31, 1998. Conversely, Anchor's property and casualty insurance business experienced considerable competition pressures through much of the 1990's. During this period the insurance industry generally experienced over capacity which, in turn, negatively impacted both insurance premiums and brokerage commissions.

  In light of these external and internal trends, the Board of Directors made a strategic decision in 1998 to sell PKW, the property and casualty insurance brokerage operation. This transaction was completed, effective December 31, 1998. In 1999, Anchor caused PKW to change its name to Shelby Insurance Services, Inc., ("Shelby"). Effective March 9, 2000, Anchor sold all of the capital stock of Shelby to James R. Dunathan, a member of the Board of Directors.

  On November 29, 1999 Anchor entered into a letter of intent with Ward North America Holding, Inc. ("Ward") whereby Ward would acquire a controlling interest in Anchor. On March 9, 2000, Anchor and Ward signed an Agreement pursuant to which Ward acquired a controlling interest in Anchor through the purchase of Series A Convertible Preferred shares ("Series A Preferred"). The Series A Preferred shares are senior to the Company's common stock and vote on an as converted basis of ten for each share of Series A Preferred. In connection with its investment, all of Anchor's directors resigned except for James R. Dunathan. As the sole remaining director, Mr. Dunathan appointed one representative of Anchor and four representatives of Ward to the board of directors of Anchor.

  Ward is a San Diego, California based company that provides claims administration and risk management for general insurance, workers' compensation, automobile, professional liability, employment practices liability, etc. The investment in Anchor represents the first time Ward has been involved in employee benefits administration. Anchor's management and board of directors believe that Ward will be able to provide needed capital to the Company. In turn, this will enable Anchor to accelerate the systems consolidation process and to pursue further expansion opportunities.

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

Recently Issued Accounting Statements

  In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS 133 requires that all derivatives be recognized at fair value on the balance sheet, and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists. SFAS 133 has been amended by Statement 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133," and is effective for years beginning after June 15, 2000. The Company plans to adopt this statement in fiscal 2001, Management does not believe adoption of this statement will materially impact the Company's financial position or results of operations.

  On March 4, 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position No. 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 requires that computer software costs that are related to internal software and incurred in the preliminary project stage be expensed as incurred. Once the capitalization criteria of SOP 98-1 have been met, external direct costs of materials and services consumed in developing or obtaining internal-use computer software; payroll and payroll-related costs for employees who are directly associated with and who devote time to the internal-use computer software project (to the extent of the time spent directly on the project); and interest costs incurred when developing computer software for internal use should be capitalized. SOP 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998. Accordingly, Anchor has adopted SOP 98-1 in its consolidated financial statements for the year ending December 31, 1999. The adoption of SOP 98-1 is not expected to have a materiel impact on the consolidated financial statements of Anchor.

Year 2000 Update

  Impact of Year 2000. The "Year 2000 Issue" was the result of computer programs which had been written using two digits rather than four to define the applicable year. The concern was computer programs that had time-sensitive software might recognize a date using "00" as the year 1900 rather than the year 2000. This situation could have resulted in a system failure or miscalculations causing disruptions to operations, including, among other things, a temporary inability to process transactions, send payments, or engage in similar normal business activities.

  Current Status. Anchor's plan to achieve Year 2000 compliance in its electronic information systems was successfully completed. A corporate team was created to coordinate the identification and implementation of the necessary changes required for computer systems and applications. Anchor also hired an outside computer consultant, OASYS Networks, Inc. ("OASYS"), to assist in the management of the Year 2000 project. OASYS provided a Limited-Scope Assessment which provided a detailed analysis of all networked "objects" and compliance information on all installed applications that were not specific to the insurance industry. The OASYS assessment was completed during the third quarter of 1999.

  In addition, OASYS provided Year 2000 Inbound and Outbound Compliance Communications beginning on April 1, 1999. Inbound Year 2000 Compliance Communications involved requests from outside parties

(such as venders, suppliers, etc.) for information and status on Anchor's Year 2000 compliance. Once received, OASYS responded, documented, tracked and serviced such requests and provided Anchor with periodic summaries.

  Anchor's team was successful in obtaining mainframe Year 2000 compliance at its three principal offices located in Concord, California, Scottsdale, Arizona and Portland, Oregon. The detail of these efforts for each office is described below:

 Harden-CA (Concord, CA):
 ------------------------
             Current operating system has been reviewed and updated and is Year
 Hardware:   2000 compliant.
             Both the billing and claims systems have been upgraded and are
 Software:   Year 2000 compliant.
 Conversion: Converting the entire system to the Resource Information
             Management System, version 2.7 ("RIMS"), which is Year 2000 compliant. Conversion scheduled for completion during third quarter 2000.

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

  Costs to Address the Year 2000 Issue. Anchor completed its programming efforts for the Year 2000 related projects during the third quarter of 1999. Final certification testing occurred during the remainder of the 1999 year. Anchor's focus had not only been on its internal systems, but also upon the compliance of its key business partners, vendors, and other suppliers. Management believes that the redeployment of Anchor's resources did not adversely impact new product or software development. The total cost of the Year 2000 Project was approximately $200,000.

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

2000 Update", describe certain factors, among others, that could contribute to or cause such differences. Such forward-looking statements involve risks and uncertainties, and actual results could differ from those described herein. While the statements represent management's current judgment as to the near-term future prospects of its business, such risks and uncertainties could cause actual results to differ from the above statements. Factors which could cause actual results to differ include the following: Harden Group's relationship with new insurance carriers and marketing partners and their ability to effectively provide third-party administration services; controlling operating costs; the impact of competitive products, pricing and services; the availability of capital to finance operations and future expansion; the cyclical nature of the health insurance markets; and unanticipated regulatory changes. Additionally, on March 9, 2000 Anchor entered into a Agreement with Ward pursuant to which there was a change in both the ownership structure and the composition of the Board of Directors. Other risk factors are detailed in Anchor's filings with the Securities and Exchange Commission. Anchor assumes no obligation to update forward-looking statements.

Item 8. Financial Statements and Supplementary Data

  The following financial statements for Anchor appear on pages F-1 through F-21 of this report:

     Report of Independent Auditors
     Consolidated Balance Sheets as of December 31, 1999 and 1998
     Consolidated Statements of Operations for the years ended December
  31, 1999, 1998 and 1997
     Consolidated Statements of Shareholders' Equity for the years ended
  December 31, 1999, 1998   and 1997
     Consolidated Statements of Cash Flows for the years ended December
  31, 1999, 1998 and 1997
     Notes to Consolidated Financial Statements

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

  None.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

  The information under the headings "Election of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" from the Registrant's Proxy Statement to be mailed in connection with the Registrant's 2000 Annual Meeting of Shareholders as hereby incorporated by reference.

Item 11. Executive Compensation

  The information under the headings "Executive Compensation" and "Employment Agreements with James R. Dunathan and Thomas O. Hedford" from the Registrant's Proxy Statement to be mailed in connection with the Registrant's 2000 Annual Meeting of Shareholders are hereby incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

  The information under the headings "Principal Shareholders" and "Stock Ownership Table" from the Registrant's Proxy Statement to be mailed in connection with the Registrant's 2000 Annual Meeting of Shareholders as hereby incorporated by reference.

Item 13. Certain Relationships and Related Transactions

  The information under the heading "Certain Relationships and Related Transactions" from the Registrant's Proxy Statement to be mailed in connection with the Registrant's 2000 Annual Meeting of Shareholders as hereby incorporated by reference.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

  (a) (1) Financial Statements.

  Report of Independent Auditors

  Consolidated Balance Sheets as of December 31, 1999 and 1998

  Consolidated Statements of Operations for the years ended December 31, 1999, 1998 and 1997

  Consolidated Statements of Shareholders' Equity for the years ended
     December 31, 1999, 1998 and 1997

  Consolidated Statements of Cash Flows for the years ended December 31, 1999
     1998and 1997

  Notes to Consolidated Financial Statements

  (a) (2) Financial Statement Schedules.

  Other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

  (a) (3) Exhibit Index.

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

  4.9 Form of 10% Convertible Subordinated Debenture, Series C. Incorporated by reference to Exhibit 4.9 of Anchor's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

  4.9a  Form of Warrant to Purchase Shares of Common Stock of Anchor Pacific
        Underwriters, Inc. Incorporated by reference to Exhibit 4.9a of
        Anchor's Quarterly Report on Form 10-Q for the quarter ended March 31,
        1999.

  4.10 Form of 10% Convertible Subordinated Debenture, Series D. Incorporated by reference to Exhibit 4.10 of Anchor's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

  4.10a Form of Warrant to Purchase Shares of Common Stock of Anchor Pacific
        Underwriters, Inc. Incorporated by reference to Exhibit 4.10a of
        Anchor's Quarterly Report on Form 10-Q for the quarter ended September
        30, 1999.

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

 10.2a Sublease dated as of January 1, 1999, between Anchor and Talbot Agency of California, Inc. (regarding 1800 Sutter Street, Suite 500, Concord,
        California). Incorporated by reference to Exhibit 10.2a of Anchor's
        Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

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

 10.6b  Amendment No. 1 to Employment Agreement dated May 1, 1999, between
        Anchor and James R. Dunathan.


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

 10.12b Account Transition Agreement, Promissory Note and UCC-1 Financing
        Statement dated as of March 29, 1996, between Harden and BRC (formerly
        CMSI) of the Management Agreement dated as of May 11, 1993, between Harden and CMSI, which is incorporated by reference to Exhibit 10.12, above. Incorporated by reference to Exhibit 10.12b of Anchor's Form 10-
        Q for the quarter ending March 31, 1996.

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

 10.18 Purchase and Sale Agreement dated as of March 1, 1996 between Anchor and Roland L. Ferguson, doing business as R.L. Ferguson Insurance
        Agency. Incorporated by reference to Exhibit 10.18 of Anchor's Form 10-
        Q for the quarter ending March 31, 1996.

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

 10.34  Purchase Agreement dated January 15, 1999, between Talbot Agency of
        California, Inc., PKW and Anchor. Incorporated by reference to Exhibit
        10.34 of Anchor's Annual Report on Form 10-K for the year ended
        December 31, 1999.

 10.35  Office Lease dated January 29, 1999 between Harden and Columbia Square,
        L.L.C. (regarding 111 SW Columbia, Suite 600, Portland, Oregon).
        Incorporated by reference to Exhibit 10.34 of Anchor's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

 10.36  Business Loan Agreement dated April 29, 1999, between Anchor and
        Imperial Bank, and related documents. Incorporated by reference to
        10.35 of Anchor's Quarterly Report on Form 10-Q for the quarter ended
        June 30, 1999.

 10.37  Business Loan Agreement dated September 30, 1999, between Anchor and
        Imperial Bank, and related documents. Incorporated by reference to
        10.36 of Anchor's Quarterly Report on Form 10-Q for the quarter ended
        September 30, 1999.

 10.38  Letter Agreement dated February 18, 2000, between Anchor and Ward North
        America Holding, Inc. ("Ward").


 10.39  Stock Purchase Agreement dated March 9, 2000 between Anchor and James
        R. Dunathan for the purchase of all the outstanding stock of Shelby
        Insurance Services, Inc. formerly known as Putnam, Knudsen & Wieking,
        Inc.

 10.40  Securities Purchase Agreement dated March 9, 2000 between Anchor and
        Ward North America Holding, Inc. ("Ward").


 10.40a Exhibit A, Form of Debenture to the Securities Purchase Agreement dated
        March 9, 2000 between Anchor and Ward.


 10.40b Exhibit B, Certificate of Designations to the Securities Purchase
        Agreement dated March 9, 2000 between Anchor and Ward.

 10.40c Exhibit C, Form of Loan Facility to the Securities Purchase Agreement dated March 9, 2000 between Anchor and Ward.


 10.40d Exhibit D, Schedule of Exceptions to the Securities Purchase Agreement dated March 9, 2000 between Anchor and Ward.


 10.40e Exhibit E, Form of Legal Opinion of Company Counsel to the Securities
        Purchase Agreement dated March 9, 2000 between Anchor and Ward.

 10.40f Exhibit F, Form of Investor Rights Agreement to the Securities Purchase
        Agreement dated March 9, 2000, between Anchor and Ward.


 10.41  Employment Agreement dated September 1, 1998, between Harden and Thomas
        O. Hedford.


 10.41a Amendment No. 1 to Employment Agreement dated May 1, 1999, between
        Harden and Thomas O. Hedford.


 10.42  Employment Agreement dated May 1, 1999, between Harden and Earl
        Wiklund.


 11.1   Statement Regarding Computation of Per Share Earnings.


 21.1   Subsidiaries of Anchor. Incorporated by reference to Exhibit 21.1 of
        Anchor's Annual Report on Form 10-K for the year ended December 31,
        1994.

 27.0   Financial Data Schedule.

--------
All other exhibits are omitted because they are inapplicable.

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

                                          Anchor Pacific Underwriters, INC.
                                          (Registrant)

Date: March 27, 2000                             /s/ James R. Dunathan
                                          By: _________________________________
                                                     James R. Dunathan
                                               President and Chief Executive
                                                          Officer
                                               (Principal Executive Officer)

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              Signature                          Title                   Date
              ---------                          -----                   ----

       /s/ James R. Dunathan           President, Chief Executive   March 27, 2000
______________________________________  Officer and Director
          James R. Dunathan
    (Principal Executive Officer)

         /s/ Earl Wiklund              Senior Vice President,       March 27, 2000
______________________________________  Chief Financial Officer
             Earl Wiklund               and Secretary
    (Principal Financial Officer)

       /s/ Jeffrey S. Ward             Chairman and Director        March 27, 2000
______________________________________
           Jeffrey S. Ward

       /s/ Kevin P. Jasper             Director                     March 27, 2000
______________________________________
           Kevin P. Jasper

      /s/ Russ A. Whitmarsh            Director                     March 27, 2000
______________________________________
          Russ A. Whitmarsh

      /s/ Gerard A.C. Bakker           Director                     March 27, 2000
______________________________________
          Gerard A.C. Bakker

                                       Director                     March 27, 2000
______________________________________
          William R. Beasley

               ANCHOR PACIFIC UNDERWRITERS, INC. AND SUBSIDIARIES

                       CONSOLIDATED FINANCIAL STATEMENTS

                 YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997

Report of Independent Auditors.............................................. F-2

Audited Consolidated Financial Statements

Consolidated Balance Sheet.................................................. F-3

Consolidated Statement of Operations........................................ F-4

Consolidated Statement of Shareholders' Equity (Deficit).................... F-5

Consolidated Statement of Cash Flows........................................ F-6

Notes to Consolidated Financial Statements.................................. F-7

March 17, 2000

To the Board of Directors
and Shareholders of
Anchor Pacific Underwriters, Inc.

                        REPORT OF INDEPENDENT AUDITORS

  In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows present fairly, in all material respects, the financial position of Anchor Pacific Underwriters, Inc. and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

               ANCHOR PACIFIC UNDERWRITERS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                                             December 31
                                                       ------------------------
                                                          1999         1998
                                                       -----------  -----------
                       ASSETS
Current assets:
 Cash and cash equivalents--corporate funds..........               $   138,139
 Cash and cash equivalents--third party
  administration fiduciary funds.....................  $ 4,686,823    3,517,772
 Realizable value of net assets sold.................          --     2,054,995
 Accounts receivable (less allowance for doubtful
  accounts of $7,500 and $41,952 in 1999 and 1998,
  respectively)......................................      465,337      527,827
 Prepaid expenses and other current assets...........      148,774      191,749
                                                       -----------  -----------
  Total current assets...............................    5,300,934    6,430,482
                                                       -----------  -----------
Property and equipment, less accumulated depreciation
 and amortization....................................      630,811      550,478
                                                       -----------  -----------
Other assets:
 Intangible assets, net..............................      527,813      593,933
 Other...............................................       60,477       80,431
                                                       -----------  -----------
                                                           588,290      674,364
                                                       -----------  -----------
                                                       $ 6,520,035  $ 7,655,324
                                                       ===========  ===========
   LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
 Cash and cash equivalents--third party
  administration fiduciary funds.....................  $ 4,686,823  $ 3,517,772
 Cash overdraft......................................       55,926          --
 Accounts payable....................................    1,161,334      619,798
 Accrued expenses....................................      664,810      613,256
 Short-term borrowings...............................      200,000      200,000
 Current portion of long-term debt...................      588,060    1,242,950
 Current portion of long-term liabilities............      194,529      451,068
                                                       -----------  -----------
  Total current liabilities..........................    7,551,482    6,644,844
                                                       -----------  -----------
Long-term liabilities, net of current portion........      353,127      453,226
                                                       -----------  -----------
Long-term debt, including $234,000 and $480,000 in
 1999 and 1998, respectively, owed to related
 parties, net of current portion.....................    1,394,485      858,342
Shareholders' equity (deficit):
 Preferred stock--$.02 par value; 2,000,000 shares
  authorized; none issued and outstanding............
 Common stock--$.02 par value; 16,000,000 shares
  authorized; 4,170,055 and 4,710,057 shares issued
  and outstanding at December 31, 1999 and 1998,
  respectively.......................................       94,201       94,201
 Additional paid-in capital..........................    4,232,265    4,232,265
 Accumulated deficit.................................   (7,105,525)  (4,627,554)
                                                       -----------  -----------
                                                        (2,779,059)    (301,088)
                                                       -----------  -----------
Commitments and contingencies (Notes 1, 6, 7, 11, and
 12).................................................
                                                       -----------  -----------
                                                       $ 6,520,035  $ 7,655,324
                                                       ===========  ===========

          See accompanying notes to consolidated financial statements.

               ANCHOR PACIFIC UNDERWRITERS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                               Year ended December 31,
                                          ------------------------------------
                                             1999         1998         1997
                                          -----------  -----------  ----------
Revenues:
 Administrative fees and other income...  $10,054,596  $12,273,067  $6,952,655
 Interest income........................       17,969       11,491      24,675
                                          -----------  -----------  ----------
                                           10,072,565   12,284,558   6,977,330
                                          -----------  -----------  ----------
Operating expenses:
 Salaries, commissions and employee
  benefits..............................    7,377,268    8,067,801   4,644,189
 Selling, general and administrative
  expenses..............................    4,346,808    4,702,873   3,066,867
 Employee severance and other costs.....      544,000          --          --
                                          -----------  -----------  ----------
                                           12,268,076   12,770,674   7,711,056
                                          -----------  -----------  ----------
                                           (2,195,511)    (486,116)   (733,726)
                                          -----------  -----------  ----------
Other income (expense):
 Amortization of goodwill and intangible
  assets................................      (66,120)     (50,705)    (45,067)
 Interest...............................     (186,441)    (221,871)   (240,488)
 Other..................................      (23,991)         --       49,810
                                          -----------  -----------  ----------
                                            (276,552)     (272,576)   (235,745)
                                          -----------  -----------  ----------
Loss before income taxes................   (2,472,063)    (758,692)   (969,471)
Provision (benefit) for income taxes....        5,908        9,956      (4,030)
                                          -----------  -----------  ----------
Loss from continuing operations.........   (2,477,971)    (768,648)   (965,441)
                                          -----------  -----------  ----------
Discontinued operations:
 Income (loss) from operations, net of
  income taxes..........................          --       116,509      18,750
 Loss on disposal, net of income tax
  benefit...............................          --      (123,191)        --
                                          -----------  -----------  ----------
Income (loss) from discontinued
 operations.............................          --        (6,682)     18,750
                                          -----------  -----------  ----------
Net loss................................  $(2,477,971) $  (775,330) $ (946,691)
                                          ===========  ===========  ==========
Net loss per share:
 Loss from continuing operations........  $     (0.53) $     (0.16) $    (0.21)
 Income (loss) from discontinued
  operations............................          --           --          --
                                          -----------  -----------  ----------
Basic and diluted loss per common
 share..................................  $     (0.53) $     (0.16) $    (0.21)
                                          ===========  ===========  ==========
Weighted average number of common shares
 outstanding............................    4,710,056    4,710,057   4,612,153
                                          ===========  ===========  ==========

          See accompanying notes to consolidated financial statements.

               ANCHOR PACIFIC UNDERWRITERS, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)

                           Common Stock      Additional
                         ------------------   Paid-In    Accumulated
                          Shares    Amount    Capital      Deficit       Total
                         ---------  -------  ----------  -----------  -----------
Balance at December 31,
 1996................... 4,362,837  $87,256  $3,925,508  $(2,905,533) $ 1,107,231
 Stock issued for
  warrants exercised....       567       11       1,691          --         1,702
 Bridge notes exchanged
  for stock.............    50,000    1,000      44,000          --        45,000
 Issuance of stock for
  cash..................   277,778    5,557     244,443          --       250,000
 Canceled stock--
  Fractional shares.....      (343)      (7)          7          --           --
 Net loss...............       --       --          --      (946,691)    (946,691)
                         ---------  -------  ----------  -----------  -----------
Balance at December 31,
 1997................... 4,690,839   93,817   4,215,649   (3,852,224)     457,242
 Stock issued for
  services rendered.....    18,888      378      16,622          --        17,000
 Canceled stock--
  Fractional shares.....       330        6          (6)         --           --
 Net loss...............       --       --          --      (775,330)    (775,330)
                         ---------  -------  ----------  -----------  -----------
Balance at December 31,
 1998................... 4,710,057   94,201   4,232,265   (4,627,554)    (301,088)
 Canceled stock--
  Fractional shares.....        (2)     --          --           --           --
 Net loss...............       --       --          --    (2,477,971)  (2,477,971)
                         ---------  -------  ----------  -----------  -----------
Balance at December 31,
 1999................... 4,710,055  $94,201  $4,232,265  $(7,105,525) $(2,779,059)
                         =========  =======  ==========  ===========  ===========


          See accompanying notes to consolidated financial statements.

               ANCHOR PACIFIC UNDERWRITERS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                 Year ended December 31,
                                             ---------------------------------
                                                1999        1998       1997
                                             -----------  ---------  ---------
Continuing operations:
 Net loss from continuing operations........ $(2,477,971) $(768,648) $(965,441)
 Items not requiring the current use of
  cash:
  Depreciation and amortization.............     276,667    283,724    243,310
  Amortization of goodwill and intangible
   assets...................................      66,120     50,705     45,067
  Changes in items affecting operations:
   Accounts receivable......................      62,490    (30,178)  (467,736)
   Prepaid expenses and other current
    assets..................................      42,975    153,670   (122,892)
   Other assets.............................      19,954    (20,764)    94,700
   Deferred compensation....................         --         --     257,784
   Accounts payable and accrued expenses....     593,090    394,579    510,276
   Other liabilities........................       5,887     20,872     (1,820)
                                             -----------  ---------  ---------
   Cash provided by (used for) operating
    activities..............................  (1,410,788)    83,960   (406,752)
                                             -----------  ---------  ---------
Investments:
 Net proceeds from sale of PKW..............   2,054,995        --         --
 Purchases of property and equipment........    (323,607)   (94,909)  (108,364)
                                             -----------  ---------  ---------
   Cash provided by (used for) in investing
    activities..............................   1,731,388    (94,909)  (108,364)
                                             -----------  ---------  ---------
Financing:
 Short-term borrowings......................     200,000    200,000        --
 Repayments on short-term borrowings........    (200,000)       --    (970,000)
 Borrowings on long-term debt...............   1,199,000    405,000  1,260,000
 Repayment of long-term debt................  (1,317,746)  (262,029)  (148,207)
 Payments on long-term liabilities..........    (395,919)  (570,594)  (388,732)
 Cash overdraft.............................      55,926        --         --
 Issuance of stock..........................         --      17,000    250,000
 Common stock--warrants exercised...........         --         --       1,702
                                             -----------  ---------  ---------
   Cash provided by (used for) financing
    activities..............................    (458,739)  (210,623)     4,763
                                             -----------  ---------  ---------
Discontinued operations:
 Income (loss) from discontinued operations,
  net of income taxes.......................         --     (6,682)     18,750
 Changes in operating activities............         --     340,432    398,573
                                             -----------  ---------  ---------
 Operating activities.......................         --     333,750    417,323
 Investing activities.......................         --         --         --
 Financing activities.......................         --     (18,423)   (14,351)
                                             -----------  ---------  ---------
   Cash provided by discontinued
    operations..............................         --     315,327    402,972
                                             -----------  ---------  ---------
Increase (decrease) in cash and cash
 equivalents................................    (138,139)    93,755   (107,381)
Cash and cash equivalents--corporate funds:
 Beginning of period........................     138,139     44,384    151,765
                                             -----------  ---------  ---------
 End of period.............................. $       --   $ 138,139  $  44,384
                                             ===========  =========  =========

          See accompanying notes to consolidated financial statements.

              ANCHOR PACIFIC UNDERWRITERS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1--Nature of Business

Organization

  Anchor Pacific Underwriters, Inc. and its subsidiaries ("Anchor") provide insurance administration. As of December 31, 1998, Anchor sold its property and casualty brokerage services and reported the sale as a discontinued operation (See Note 14). Administration services are provided to employer groups of varying sizes, primarily located in California, Oregon and Arizona.

  The consolidated financial statements include the accounts of Anchor and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Basis of Presentation

  The financial statements have been prepared on the going concern basis. Anchor has reported a net loss during the past five years. Anchor has a negative current working capital of approximately $2.1 million.

  In early 2000, Anchor raised $2.1 million and obtained a $1 million convertible loan facility from a Securities Purchase Agreement ("Agreement") they entered into with Ward North America Holding, Inc. ("Ward") (See Note
16). Anchor's management and board of directors believe that Ward will be able to provide needed capital to the Company. In turn, this will enable Anchor to accelerate its systems consolidation process and contribute overall to improve its financial performance.

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

NOTE 2--Summary of Significant Accounting Policies

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

 Discontinued operations

  Insurance brokerage revenue consists principally of insurance commissions (net of split or shared commissions), fees in lieu of commissions for insurance placement services and interest income on fiduciary and corporate funds. Insurance commissions and fees in lieu of commissions for insurance placement services are

              ANCHOR PACIFIC UNDERWRITERS, INC. AND SUBSIDIARIES recognized when coverage becomes effective, the premium due under the policy is known or can be reasonably estimated, and substantially all required services related to placing the insurance have been provided.

  Broker commission adjustments and commissions on premiums billed directly by underwriters are recognized principally when such amounts can be reasonably estimated.

  In addition, Anchor received annual contingency commissions from various property and casualty insurance carriers. The commissions were based upon the carrier's loss experience as well as the number of policies placed. Revenue from contingency commissions were recognized when received. Fee income for services other than placement of insurance coverages was recognized as those services were provided.

Cash and Cash Equivalents

  Anchor considers all highly liquid investments with a maturity of three months or less at the date of acquisition to be cash equivalents.

Fiduciary Funds and Liabilities

  Funds held for self-funded employers and fully insured programs are held in a fiduciary capacity.

  Interest earned on certain fiduciary funds is included in Anchor's earnings. Interest income on fiduciary funds from continuing operations amounted to $17,969, $11,491, and $24,675, in 1999, 1998, and 1997, respectively.

Concentration of Credit Risk

  Cash and cash equivalents are on deposit in approximately 200 separate accounts with certain accounts exceeding $100,000. The FDIC insures accounts up to $100,000 each. If several accounts are maintained for the same entity at the same bank, the FDIC applies the $100,000 limit to the combined group. The accounts are maintained in well-established regional and national commercial banks. These banks have satisfied the FDIC's more stringent capitalization requirements, qualifying them to accept broker deposits. The banks have received high ratings from bank rating services. As a result, credit risk is deemed to be minimal.

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

              ANCHOR PACIFIC UNDERWRITERS, INC. AND SUBSIDIARIES

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

  Internal-use software is capitalized in accordance with AICPA Statement of Position 98-1 and is being amortized over a three-year period.

Intangible Assets

  Intangible assets represent customer lists acquired in acquisitions. Customer lists are amortized on the straight-line basis over 12 years.

  Impairment of intangible assets is measured on the basis of anticipated undiscounted cash flows for each asset. Based upon Anchor's analysis, no impairment of such assets was indicated for the years ended December 31, 1999, 1998, or 1997.

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

Recent Accounting Pronouncements

  In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS 133 requires that all derivatives be recognized at fair value in the balance sheet, and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists. Statement 133 was amended by Statement 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133," and is effective for years beginning after June 15, 2000. The Company plans to adopt this statement in fiscal 2001. Management does not believe adoption of this statement will materially impact the Company's financial position or results of operations.

  On March 4, 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position No. 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 requires that computer software costs that are related to internal software and incurred in the preliminary project stage be expensed as incurred. Once the capitalization criteria of SOP 98-1 have been met, external direct costs of materials and services consumed

              ANCHOR PACIFIC UNDERWRITERS, INC. AND SUBSIDIARIES in developing or obtaining internal-use computer software; payroll and payroll-related costs for employees who are directly associated with and who devote time to the internal-use computer software project (to the extent of the time spent directly on the project); and interest costs incurred when developing computer software for internal use should be capitalized. SOP 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998. Accordingly, Anchor has adopted SOP 98-1 in its consolidated financial statements for the year ending December 31, 1999. The adoption of SOP 98-1 is not expected to have a material impact on the consolidated financial statements of Anchor.

Reclassifications

  Certain reclassifications have been made to the prior year financial statements to conform with the current year financial statement presentation. Such reclassifications have had no effect on net income as previously reported.

NOTE 3--Property and Equipment

  Property and equipment consist of the following:

                                                              December 31,
                                                          ---------------------
                                                             1999       1998
                                                          ---------- ----------
   Leasehold improvements................................ $   57,933 $   53,039
   Furniture and equipment...............................    402,046    401,436
   Office equipment......................................    563,775    557,313
   Computer equipment....................................    628,460    628,460
   Computer software.....................................  1,265,896    920,863
                                                          ---------- ----------
                                                           2,918,110  2,561,111
   Less--accumulated depreciation and amortization.......  2,287,299  2,010,633
                                                          ---------- ----------
                                                          $  630,811 $  550,478
                                                          ========== ==========

  The foregoing assets are pledged as security for certain indebtedness (See
Note 7).

NOTE 4--Intangible Assets

  Intangible assets consist of the following:

                                                    December 31,
                                                  ----------------- Amortization
                                                    1999     1998      Period
                                                  -------- -------- ------------
   Customer lists................................ $788,972 $790,538   12 years
   Less--accumulated amortization................  261,159  196,605
                                                  -------- --------
                                                  $527,813 $593,933
                                                  ======== ========

  The foregoing assets are pledged as security for certain indebtedness (See
Note 7).

NOTE 5--Short-Term Borrowings

  In 1999, Anchor obtained a $200,000 short-term bank loan expiring on March 15, 2000. Borrowings under the loan amounted to $200,000 at December 31, 1999 with annual interest at the bank's prime rate plus 2.5%

              ANCHOR PACIFIC UNDERWRITERS, INC. AND SUBSIDIARIES

(11.25% at December 31, 1999). In connection with obtaining the loan, Anchor issued warrants to the lender to purchase 80,000 shares of Anchor common stock at an exercise price of $0.50 per share. In March 2000, this loan was paid in full (See Note 16).

NOTE 6--Other Long-Term Liabilities

  Other long-term liabilities primarily consist of future contingent payments relating to contractual agreements negotiated with the previous owners of businesses acquired, deferred rent and other liabilities. The future contingent payments are generally based upon the amount of net commission income generated from the books of business acquired.

  At December 31, 1999, future payments of these liabilities are as follows:

   Year
   ----
   2000................................................................ $194,529
   2001................................................................  157,521
   2002................................................................   69,038
   2003................................................................   69,038
   2004................................................................   57,530
                                                                        --------
                                                                         547,656
   Less--current portion...............................................  194,529
                                                                        --------
                                                                        $353,127
                                                                        ========

NOTE 7--Long-Term Debt

  Long-term debt is summarized as follows:

                                                               December 31,
                                                           ---------------------
                                                              1999       1998
                                                           ---------- ----------
   Term bank loan--with interest at prime rate plus 2.25%
    (11.25% and 10.25% at December 31, 1999 and 1998)....  $  898,486 $1,626,342
   10% subordinated bridge notes, matured in 1999........      80,000    140,000
   10% notes payable to officers, matured in 1999........      45,000     25,000
   10% convertible subordinated debentures, matured in
    1999.................................................      60,000     60,000
   10% convertible subordinated debentures, Series B,
    maturing in 2000 and 2001............................     250,000    215,000
   10% convertible subordinated debentures, Series D,
    maturing in 2001.....................................     244,000        --
   10% convertible subordinated debentures, Series E,
    maturing in 2001.....................................     400,000        --
   Equipment loans--with annual interest at 8.25%,
    maturing in 2000.....................................       5,060     34,950
                                                           ---------- ----------
                                                            1,982,546  2,101,292
   Less--current portion.................................     588,060  1,242,950
                                                           ---------- ----------
                                                           $1,394,486 $  858,342
                                                           ========== ==========

  During 1998, Anchor combined all of its outstanding loans with the bank and entered into a new term loan. The term loan agreement provides for: (a) monthly interest payments equal to bank's prime rate, plus 2.5%; (b) a maturity date of October 5, 2002; and (c) monthly principal payments in installments of $16,500 beginning on June 5, 1998. In January 1999, upon completion of the sale of PKW, Anchor made a loan payment of $800,000 on this term loan.

              ANCHOR PACIFIC UNDERWRITERS, INC. AND SUBSIDIARIES

  On April 29, 1999, Anchor obtained a new $250,000 bank loan from its primary lender. The basic terms and conditions of this loan were: (a) monthly interest payments equal to the bank's prime rate, plus 2.5%; (b) five month terms; (c) principal plus all accrued unpaid interest due at maturity, September 30, 1999; and (d) a five year warrant to acquire 100,000 shares of Anchor common stock at a purchase price of $0.60 per share.

  On September 30, 1999, a new term loan in the amount of $931,485 was entered into between Anchor and the bank combining the balances owing on the term loan and the $250,000 bank loan. The basic terms of this new term loan are: (a) monthly interest payments equal to bank's prime rate, plus 2.5%; (b) a maturity date of October 7, 2002; and (c) monthly principal payments in installments of $16,500 which began on November 7, 1999.

  The term loan is secured by certain receivables, property and equipment, and other assets. The loan agreement with the bank contains certain restrictive covenants that, among other things, require Anchor to maintain certain levels of net worth and cash flow (as defined), and prohibits the payment of dividends. Anchor was not in compliance with these covenants at December 31, 1999 but has obtained a waiver from the bank.

  At the end of the third quarter of 1998, Anchor commenced raising additional funds from members of the Board of Directors and other qualified investors by offering 10% Convertible Subordinated Debentures Series B (the "Series B Debentures"). At December 31, 1998, Anchor had raised $215,000 from five members of the Board of Directors and other qualified investors. The basic terms of the Series B Debentures were: (a) 10% interest, payable semi-annually in arrears; (b) two year maturity; (c) conversion price of $0.50 per share;
(d) "Piggyback" registration rights for three years; (e) for each $5,000 of Series B Debentures acquired, an investor received a five-year warrant to acquire 2,000 shares of Anchor common stock at an exercise price of $0.50 per share; (f) subordination provisions that subordinate the Series B Debentures to Anchor's "Senior Debt" (as defined in the Series B Debentures). In early 1999, Anchor raised an additional $50,000 and paid off one debenture for $15,000.

  During 1999, Anchor raised $244,000 from other qualified investors by offering 10% Convertible Subordinated Debentures, Series D (the "Series D Debentures). The basic terms of the Series D Debentures were: (a) 10% interest, payable semi-annually in arrears; (b) two year maturity; (c) conversion price of $0.50 per share; (d) "Piggyback" registration rights for three years; (e) for each $5,000 of Series D Debentures acquired, an investor received a five year warrant to acquire 3,000 shares of Anchor common stock at an exercise price of $0.50 per share; and (f) subordination provisions that subordinates the Series D Debentures to Anchor's "Senior Debt" (as defined).

  In late 1999, Anchor raised $400,000 from Ward North America Holding, Inc. ("Ward") by offering 10% Convertible Subordinated Debentures, Series E (the "Series E Debentures). The basic terms of the Series E Debentures were: (a) 10% interest, payable semi-annually in arrears; (b) two year maturity with a provision that provides for repayment on July 1, 2000, if requested by Ward;
(c) conversion price of $0.50 per share; (d) "Piggyback" registration rights for three years; (e) for each $5,000 of Series E Debentures acquired, Ward received a five year warrant to acquire 3,000 shares of Anchor common stock at an exercise price of $0.50 per share; and (f) subordination provisions that subordinates the Series E Debentures to Anchor's "Senior Debt" (as defined). The Series E Debentures are superior to all other debentures of the Company, including without limitation those Series B and D debentures, and shall constitute "Senior Debt" for purposes of those debentures.

  In March 2000, upon completion of the Agreement with Ward (See Note 16), Anchor made the following loan repayments: 1) $80,000 on its subordinated bridge notes; 2) $190,000 on its various Convertible Subordinated Debentures; and 3) $45,000 on notes payable to officers.

              ANCHOR PACIFIC UNDERWRITERS, INC. AND SUBSIDIARIES

  Scheduled principal payments due on long-term debt after December 31, 1999, including payments made on long-term debt in early 2000, are as follows:

   Year
   ----
   2000.............................................................. $  588,060
   2001..............................................................    892,000
   2002..............................................................    198,000
   2003..............................................................    198,000
   2004..............................................................    106,486
                                                                      ----------
                                                                      $1,982,546
                                                                      ==========

NOTE 8--Income Taxes

  The provision for income taxes is as follows:

                                                           Year ended December
                                                                   31,
                                                           --------------------
                                                            1999   1998   1997
                                                           ------ ------ ------
   Current tax expense--state............................. $5,908 $9,956 $8,470
                                                           ====== ====== ======

  The income tax expense included in the consolidated financial statements is as follows:

                                                    Year ended December 31,
                                                    ------------------------
                                                     1999    1998     1997
                                                    ------ --------  -------
   Income tax provision (benefit) from continuing
    operations..................................... $5,908 $  9,956  $(4,030)
   Income tax expense from discontinued
    operations.....................................    --    77,600   12,500
   Income tax (benefit) on disposal................    --   (77,600)     --
                                                    ------ --------  -------
                                                    $5,908 $  9,956  $ 8,470
                                                    ====== ========  =======

  Deferred income taxes are provided for the temporary differences between the financial reporting and tax bases of Anchor's assets and liabilities. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

  Deferred tax assets are comprised of the following:

                                                            December 31,
                                                       ------------------------
                                                          1999         1998
                                                       -----------  -----------
   Deferred tax assets:
    Depreciation and amortization..................... $    18,000  $     4,300
    Vacation pay......................................     125,200      106,500
    Disposal of PKW...................................         --       371,100
    Bad debt and legal reserves.......................      69,000       42,800
    Other accruals....................................     172,800       31,500
    Net operating loss carryforward...................   2,037,000      997,700
                                                       -----------  -----------
                                                         2,442,000    1,553,900
   Valuation allowance for deferred tax assets........  (2,442,000)  (1,553,900)
                                                       -----------  -----------
   Net deferred tax asset.............................         --           --
                                                       -----------  -----------
                                                       $       --   $       --
                                                       ===========  ===========

              ANCHOR PACIFIC UNDERWRITERS, INC. AND SUBSIDIARIES

  At December 31, 1999 and 1998, current deferred tax assets are $366,000 and $552,000, respectively, and noncurrent deferred tax assets are $2,076,000 and $1,001,900, respectively.

  The change in the valuation allowance is comprised of the following items:

                                                         Year ended December
                                                                 31,
                                                         --------------------
                                                            1999      1998
                                                         ---------- ---------
Increase due to net operating losses.................... $1,059,700 $ 107,726
Change in net operating loss due to IRS audit...........        --   (360,766)
Increase due to disposal of PKW.........................        --    371,100
Change in estimate of temporary differences for fixed
 and intangible assets, deferred rent, vacation pay and
 other accruals.........................................    171,600    49,086
                                                         ---------- ---------
Net increase............................................ $  888,100 $ 167,146
                                                         ========== =========

  A reconciliation of income tax computed at the federal statutory corporate tax rate to the provision for income taxes follows:

                                        Year ended December 31,
                         -----------------------------------------------------------
                                1999                1998                1997
                         -------------------  ------------------  ------------------
                           Amount    Percent   Amount    Percent   Amount    Percent
                         ----------  -------  ---------  -------  ---------  -------
Income taxes at federal
 statutory rate......... $ (835,710)  (34.0)% $(263,612)  (34.0)% $(475,649)  (34.0)%
Increase (decrease) in
 income taxes resulting
 from:
 State and local income
  taxes, net of federal
  tax benefit...........   (147,478)   (6.0)    (46,520)   (6.0)    (83,938)   (6.0)
 Permanent differences..     23,045     0.9     142,790    18.4      79,949     5.7
 Other..................    (99,557)   (4.0)     59,616     7.7       9,717     0.7
 State minimum tax......      5,908     0.3       9,956     1.3       6,830     0.5
 Net operating loss.....  1,059,700    43.1     107,726    13.9     469,921    33.6
                         ----------   -----   ---------   -----   ---------   -----
                         $    5,908     0.3 % $   9,956     1.3 % $   6,830     0.5 %
                         ==========   =====   =========   =====   =========   =====

  At December 31, 1999, Anchor had estimated federal and state net operating loss carryforwards of approximately $5,468,000 and $3,304,102, respectively. The federal and state net operating losses will begin to expire in the years ending December 31, 2003 and 2000, respectively.

  Anchor has entered into a securities purchase agreement with Ward, resulting in shares of Preferred stock being issued. Federal and state tax laws impose limitations on the use of the net operating losses and tax credits following certain changes in ownership. If such an ownership change has occurred, the limitation would reduce the amount of the benefit of the net operating losses and general business credits that would be available to offset future taxable income starting in the year of the ownership change.

NOTE 9--Retirement and Employee Benefit Plans

  Anchor has a 401(k) profit sharing plan to which eligible employees may contribute up to 15% of their salaries, or a maximum of $10,000 as deferred compensation. The plan also provides for voluntary employer contributions whereby Anchor may match 50% of the employee contribution up to a maximum of 3% of the employee's gross salary. Anchor made no contributions to the plan during the years ended December 31, 1999, 1998, and 1997.

              ANCHOR PACIFIC UNDERWRITERS, INC. AND SUBSIDIARIES

  In addition, Anchor offers active eligible employees certain life, health, vision and dental benefits. There are several plans, which differ in amounts of coverage and deductibles. Anchor does not extend such benefits to retirees.

NOTE 10--Stock Option Plan

  On December 5, 1994, the Board of Directors of Anchor adopted the Anchor Pacific Underwriters, Inc. 1994 Stock Option Plan (the "1994 Plan"). The aggregate number of shares that are available for issuance pursuant to the exercise of options granted under the 1994 Plan may not exceed 1,000,000 shares of common stock. Options granted to members of the Board of Directors in 1995 vested immediately upon grant. Other options granted in 1995 generally vested after one year. Options granted in 1997, 1998 and 1999 generally vest over a four-year period, with 25% vesting each year, with the exception of 50,000 options granted to a member of the Board of Directors in 1997 and 16,000 granted in 1998, which vested immediately upon grant. Generally, the options are priced at fair market value of the stock at the date of grant, except for shareholders of more than 10% of Anchor, in which case the options are priced at 110% of the market price at the date of grant. Options generally have a ten-year life.

  During 1997, the Company adopted Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") and, pursuant to its provisions, elected to continue using the intrinsic-value method of accounting for stock-based awards granted to employees in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Accordingly, the Company has not recognized compensation expense for its stock-based awards to employees for the years ended December 31, 1999, 1998 and 1997. The following table reflects pro forma net income and earnings per share had the Company elected to adopt the fair value approach of SFAS 123:

                                                    1999      1998      1997
                                                 ---------- -------- ----------
   Net loss:
    As reported................................. $2,477,971 $775,330 $  946,691
    Pro forma................................... $2,490,881  796,010 $1,405,800
   Basic and diluted loss per share:
    As reported................................. $      .53 $    .16 $      .21
    Pro forma................................... $      .53 $    .17 $      .31

  These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future years.

  The estimated fair value of each option granted is calculated using the Black-Scholes option-pricing model. The weighted average assumptions used in the model were as follows:

                                                               1999  1998  1997
                                                               ----  ----  ----
   Risk-free interest rate....................................  5.0%  5.6%  6.5%
   Expected years until exercise..............................  5.0   5.7   6.3
   Expected stock volatility.................................. 56.0% 45.0% 25.0%
   Dividend...................................................  --    --    --

              ANCHOR PACIFIC UNDERWRITERS, INC. AND SUBSIDIARIES

  A summary of the status of Anchor's stock option plan as of December 31, 1999, 1998, and 1997 and changes during the years then ended is presented below:

                                1999               1998               1997
                          ------------------ ------------------ ------------------
                                    Weighted           Weighted           Weighted
                           Number   Average   Number   Average   Number   Average
                             of     Exercise    of     Exercise    of     Exercise
                           Shares    Price    Shares    Price    Shares    Price
                          --------  -------- --------  -------- --------  --------
Outstanding at beginning
 of year................   620,975   $1.36    631,350   $1.41    557,350   $1.52
Granted.................    21,400   $1.00     74,400   $ .82    112,400   $ .91
Canceled or expired.....  (101,775)  $1.40    (84,775)  $1.28    (38,400)  $1.58
                          --------   -----   --------   -----   --------   -----
Outstanding at end of
 year...................   540,600   $1.34    620,975   $1.36    631,350   $1.41
                          ========   =====   ========   =====   ========   =====
Options exercisable at
 year end...............   466,750            527,625            541,450
Weighted average grant-
 date fair value of
 options granted during
 the year whose exercise
 price equaled market
 price on date of
 grant..................      $.53               $.39               $.34
Weighted average grant-
 date fair value of
 options granted during
 the year whose exercise
 price exceeded market
 price on date of
 grant..................  $    --            $    .23           $    .32

  The following table summarizes information about stock options outstanding at December 31, 1999:

                   Options Outstanding                         Options Exercisable
---------------------------------------------------------- ----------------------------
                         Weighted Average
Range of                    Remaining
Exercise       Number      Contractual    Weighted Average   Number    Weighted Average
Prices       Outstanding       Life        Exercise Price  Exercisable  Exercise Price
--------     ----------- ---------------- ---------------- ----------- ----------------
$ .50            6,000      9.0 years          $ .50           6,000        $ .50
$ .81-$ .89     42,250      8.2 years          $ .85          10,600        $ .85
$ .90-$1.00    114,000      7.9 years          $ .93          78,300        $ .91
$1.45-$1.65    377,350      5.5 years          $1.52         370,850        $1.52
$2.19            1,000      5.6 years          $2.19           1,000        $2.19
-----------    -------      ---------          -----         -------        -----
$ .50-$2.19    540,600      6.3 years          $1.33         466,750        $1.39
===========    =======      =========          =====         =======        =====

NOTE 11--Leases:

  Anchor rents its office facilities in Concord, California under an operating lease, which expires in 2004. The terms of the lease include a 12-month rent deferral and fixed rental escalation. The total rent for the lease term, which reflects the 12-month deferral, and the escalation is being amortized on the straight-line basis over the full term of the lease, resulting in deferred rent liability of approximately $333,682 and $327,795 at December 31, 1999 and 1998, respectively. The deferred rent liability is included in long-term liabilities in the accompanying balance sheet.

  Anchor also leases office facilities in Oregon and Arizona. Such leases expire in December 2002 and May 2002.

              ANCHOR PACIFIC UNDERWRITERS, INC. AND SUBSIDIARIES

  The consolidated statement of operations includes rent expense of $1,373,830, $1,152,588, and $757,666 reflected in selling, general and administrative expenses for the years ended December 31, 1999, 1998, and 1997, respectively.

  Future minimum annual lease payments under office and equipment operating leases as of December 31, 1999, are as follows:

                                                  Gross
                                                  Lease     Sublease     Net
   Year                                          Payment    Payment    Payment
   ----                                         ---------- ---------- ----------
   2000........................................ $1,237,346 $  224,532 $1,012,814
   2001........................................  1,199,257    224,532    974,725
   2002........................................  1,102,073    224,532    877,541
   2003........................................    693,655    224,532    469,123
   2004........................................    563,021    187,110    375,911
                                                ---------- ---------- ----------
                                                $4,795,352 $1,085,238 $3,710,114
                                                ========== ========== ==========

NOTE 12--Commitments and Contingencies

  Anchor is subject to certain legal proceedings and claims arising in connection with the normal course of its business. It is management's opinion that the resolution of these claims will not have a material effect on Anchor's consolidated financial position.

  Anchor has estimated they will spend approximately $1.7 million over the next two years to upgrade their computer hardware and software system.

  Anchor had the following warrants outstanding at December 31, 1999:

              Number                       Exercise                                   Maturity
            Outstanding                     Price                                      Dates
            -----------                    --------                                   --------
              195,789                       $3.00                                     Various
               36,000                       $1.35                                        2001
              404,440                       $0.90                                        2002
               95,000                       $1.75                                        2002
              100,000                       $0.60                                        2004
              197,500                       $0.50                                        2003
              499,400                       $0.50                                        2004
            ---------
            1,528,129
            =========

NOTE 13--Related Party Transactions

  At December 31, 1999, 1998, and 1997, $254,000, $480,000, and $240,000,
respectively, in 10% convertible debentures and bridge notes to various members of its Board of Directors. Total interest incurred on this debt was approximately $21,600, $21,400, and $24,849, respectively. Anchor repaid $215,000 of principle plus interest on the related party debt in early 2000.

NOTE 14--Discontinued Operations:

  On January 15, 1999, Anchor sold substantially all of the net assets of its insurance brokerage business, primarily including cash held in fiduciary accounts, accounts receivable, property and equipment, intangible

              ANCHOR PACIFIC UNDERWRITERS, INC. AND SUBSIDIARIES assets and premiums payable to insurance companies. This operation has been accounted for as a discontinued operation and, accordingly, the foregoing assets and liabilities and the insurance brokerage business's results of operations are segregated in the accompanying consolidated balance sheets and statements of operations and of cash flows. The loss on the sale of such net assets has been reflected in the results of operations for the year ended December 31, 1998.

  Net revenues, operating costs and expenses, other income and expense, and income taxes for all periods presented have been reclassified for amounts associated with the discontinued operation.

  Revenues, income (losses) from operations, loss on disposal, and income tax provision (benefit) associated with the discontinued operation are as follows:

                                                           December 31,
                                                       ----------------------
                                                          1998        1997
                                                       ----------  ----------
   Total revenues..................................... $3,069,459  $3,115,202
                                                       ==========  ==========
   Income (loss) from operations before income tax
    provision......................................... $  194,109  $   31,250
   Income tax provision...............................    (77,600)    (12,500)
                                                       ----------  ----------
   Income (loss) from operations......................    116,509      18,750
                                                       ----------  ----------
   Loss on disposal...................................   (200,791)        --
   Income tax benefit on disposal.....................     77,600         --
                                                       ----------  ----------
                                                         (123,191)        --
                                                       ----------  ----------
   Income (loss) from discontinued operations......... $   (6,682) $   18,750
                                                       ==========  ==========

  Income from discontinued operations for the years ended December 31, 1998, and 1997 exclude general and administrative charges from Anchor of $213,900 and $298,000.

  Assets and liabilities for all periods have been reclassified for amounts associated with the discontinued operations. Anchor has reported such net assets at their net realizable values under the caption, "Realizable value of net assets sold." Summarized balance sheet data for the discontinued operations are as follows at December 31, 1998:

   Cash and cash equivalents--brokerage fiduciary funds............ $   970,916
   Accounts receivable, net........................................     924,230
   Prepaid expenses and other current assets.......................      15,197
   Property and equipment, net.....................................      26,248
   Intangibles, net................................................   2,263,655
   Net premiums payable--insurance companies.......................  (1,893,637)
   Acquisition payables............................................     (50,823)
                                                                    -----------
                                                                      2,255,786
   Less--loss on disposition.......................................    (200,791)
                                                                    -----------
   Net realizable value of assets sold............................. $ 2,054,995
                                                                    ===========

  On January 15, 1999, Anchor received $2,250,000 in cash and a receivable of $27,500 for the sale of these net assets. Anchor also paid commissions of $112,500 and incurred approximately $110,000 in additional expenses associated with the sale. Anchor used $1,075,000 of these proceeds to pay off long-term debt.

              ANCHOR PACIFIC UNDERWRITERS, INC. AND SUBSIDIARIES

NOTE 15--Cash Flow Disclosures:

                                                       Year ended December 31,
                                                      --------------------------
                                                        1999     1998     1997
                                                      -------- -------- --------
Supplemental cash flow information:
 Cash paid during the period for:
   Interest.........................................  $169,375 $254,505 $285,049
                                                      ======== ======== ========
   Income taxes.....................................  $  5,908 $  9,956 $  8,526
                                                      ======== ======== ========
Supplemental schedule of noncash investing and
 financing activities:
 Increase in fixed assets and long-term liabilities
  related to the purchase of office furniture and
  equipment.........................................  $ 33,393 $189,600 $    --
 Bridge notes exchanged for common stock............  $    --  $    --  $ 45,000
                                                      ======== ======== ========
Increase in intangible assets and long-term
 liabilities related to purchase of customer lists..  $    --  $252,635 $    --
                                                      ======== ======== ========

NOTE 16--Subsequent Event:

  Effective March 9, 2000, Anchor and Ward entered into a securities purchase agreement ("Agreement"). Under the terms of the Agreement, Ward will purchase from Anchor the following securities and make available the following loan facility:

  (a) $500,000 in Series E Convertible Debentures, maturing on July 1, 2000 or, at the holder's election, on a date not later than December 31, 2002, convertible into Anchor's common stock at $.50 per share (as of December 31, 1999 and March 17, 2000, Ward had purchased $400,000 and $500,000, respectively, of Series E Convertible Debentures). Further these Debentures provided for the issuance of five-year term warrants to purchase 3,000 shares of Anchor's common stock at $.50 per share for each $5,000 of Debentures purchased, or a total of 300,000 shares;

  (b) $200,000 bridge loan facility on February 23, 2000, interest at 10% per annum, maturing on July 1, 2000. Ward applied the loan to the purchase price of the Series A Convertible Preferred stock;

  (c) 1,853,300 shares of Series A Convertible Preferred stock at a purchase price of $2 million, convertible into Anchor's common stock at 10 to 1 shares of preferred stock, subject to adjustment upon certain events; and

  (d) $1 million Secured Convertible Loan Facility, interest at 10% per annum, maturing on March 10, 2002, convertible into Anchor's Series A Convertible Preferred stock at $4.5045 per share, subject to adjustment upon certain events.

  The Series A Convertible Preferred stock provides for, among other things, an 8% cumulative dividend, voting rights equal to the number of shares of common stock into which it may be converted, a liquidation preference equal to the purchase price plus accumulated dividends, the right to elect a majority of the board of directors, and requires the consent of the preferred stockholders to pay any dividends or to redeem any equity securities.