Form 10-Q
period 2000-03-31
ANCHOR PACIFIC UNDERWRITERS INC
filed 2000-05-15
CIK 317781

===============================================================================

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                              ________________

                                  FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the Quarter Ended March 31, 2000    Commission File Number: 0-9628
                                     or

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



  As of March 31, 2000, the Registrant had 4,710,055 shares of common stock and 1,853,300 shares of preferred stock outstanding.


                   This document is comprised of 17 pages

================================================================================

                       ANCHOR PACIFIC UNDERWRITERS, INC.

                                     INDEX


Part I.       FINANCIAL INFORMATION

              Item 1.    Financial Statements:

                         Consolidated Balance Sheets, March 31, 2000 (unaudited) and
                         December 31, 1999...........................................        1

                         Consolidated Statements of Operations (unaudited) for the
                         three months ended March 31, 2000 and 1999..................        3

                         Consolidated Statements of Shareholders' Equity (Deficit)
                         for the three months ended March 31, 2000 (unaudited) and
                         year ended December 31, 1999................................        4

                         Consolidated Statements of Cash Flows (unaudited ) for the
                         three months ended March 31, 2000 and 1999..................        5

                         Notes to Consolidated Financial Statements..................        6

              Item 2.    Management's Discussion and Analysis of Financial
                         Condition and Results of Operations.........................       10

 Part II.     OTHER INFORMATION

              Item 1.    Legal Proceedings...........................................       14

              Item 2.    Changes in Securities.......................................       14

              Item 3.    Defaults Upon Senior Securities.............................       14

              Item 4.    Submission of Matters to a Vote of Security Holders.........       14

              Item 5.    Other Information...........................................       14

              Item 6.    Exhibits and Reports on Form 8-K............................       14

PART I - FINANCIAL INFORMATION


             Anchor Pacific Underwriters, Inc. and Subsidiaries
                         Consolidated Balance Sheets



                                                             March 31, 2000            December 31, 1999
                                                          -------------------       ------------------------
                                                               (unaudited)

Assets
Current Assets:
    Cash and cash equivalents - corporate funds                    $  250,456                     $        -
    Cash and cash equivalents - third-party
         administration fiduciary funds                             4,577,212                      4,686,823
    Accounts receivable (less allowance for
         doubtful accounts of $7,500 in
         2000 and 1999, respectively)                                 426,482                        465,337
    Prepaid expenses and other current assets                         114,184                        148,774
Total current assets                                                5,368,334                      5,300,934
                                                          -------------------       ------------------------

Property and equipment                                              2,986,478                      2,918,110
Accumulated depreciation and amortization                          (2,350,811)                    (2,287,299)
                                                          -------------------       ------------------------
                                                                      635,667                        630,811
Other assets:
    Intangible assets, net                                            511,283                        527,813
    Other                                                              57,288                         60,477
                                                                      568,571                        588,290
                                                          -------------------       ------------------------

Total assets                                                      $ 6,572,572                    $ 6,520,035
                                                          -------------------       ------------------------

               Anchor Pacific Underwriters, Inc. and Subsidiaries
                    Consolidated Balance Sheets (continued)


                                                            March 31, 2000           December 31, 1999
                                                         --------------------     ---------------------
                                                              (unaudited)

Liabilities and Shareholders' Equity (Deficit)
Current Liabilities:
    Cash and cash equivalents - third-party
         administration fiduciary funds                           $ 4,577,212               $ 4,686,823
    Cash overdraft                                                          -                    55,926
    Accounts payable                                                  820,796                 1,161,334
    Accrued expenses                                                  196,340                   664,810
    Short-term debt                                                         -                   200,000
    Current portion of long-term debt                                 873,510                   588,060
    Current portion of long-term liabilities                          176,487                   194,529
Total current liabilities                                           6,644,345                 7,551,482
                                                         --------------------     ---------------------


Long-term liabilities, net of current portion                         347,102                   353,127
                                                         --------------------     ---------------------

 Long-term debt, including $509,000 and $234,000
 in 2000 and 1999, respectively, owed to related
 parties, net of current portion                                      844,986                 1,394,485

                                                         --------------------     ---------------------

Shareholders' equity (deficit):
     Preferred stock - $.02 par value; 2,500,000
     shares authorized; none issued as of                             37,066                         -
     12/31/99, 1,853,300 issued as of 3/31/00
    Common stock  - $.02 par value; 50,000,000                         94,201                    94,201
         shares authorized; 4,710,055 shares issued
         as of 3/31/00 and 12/31/99
    Additional paid-in capital                                      6,177,345                 4,232,265
    Accumulated deficit                                            (7,572,473)               (7,105,525)

Total shareholders' (deficit)                                      (1,263,861)               (2,779,059)
                                                                  $ 6,572,572               $ 6,520,035
                                                         --------------------     ---------------------

See accompanying notes.

               Anchor Pacific Underwriters, Inc. and Subsidiaries
                     Consolidated Statements of Operations
                                  (unaudited)


                                                                        Three Months Ended March 31,
                                                         -----------------------------------------------------
                                                                              2000                        1999
Revenues:
    Administrative fees and other income                                $2,493,899                  $2,467,645
    Interest income                                                          3,962                       6,237
Total revenue                                                            2,497,861                   2,473,882
                                                         -------------------------        --------------------

Operating expenses:
    Salaries, commissions and employee benefits                          1,837,204                   1,915,220
    Selling, general and administrative expenses                         1,033,813                   1,097,948
Total operating expenses                                                 2,871,017                   3,013,168
                                                         -------------------------        --------------------

                                                                          (373,156)                   (539,286)
                                                         -------------------------        ____________________


Other income (expense):
    Amortization of goodwill and intangible                                (16,530)                    (16,530)
    assets
    Interest                                                               (71,943)                    (34,819)
    Other                                                                     (609)                     39,922
                                                         -------------------------        --------------------
Total other income (expense)                                               (89,082)                    (11,427)

Loss before income taxes                                                  (462,238)                   (550,713)

Provision for income taxes                                                  (4,710)                     (4,870)
                                                         -------------------------        --------------------

Net (loss)                                                              $ (466,948)                 $ (555,583)
                                                         -------------------------        --------------------

Basic and diluted (loss) per common share                                   $(0.10)                     $(0.12)
                                                         -------------------------        --------------------

Weighted average number of common shares
    Outstanding                                                          4,710,055                   4,710,057
                                                         -------------------------        --------------------

See accompanying notes

                       Anchor Pacific Underwriters, Inc.

           Consolidated Statements of Shareholders' Equity (Deficit)

                                                                                                Additional
                      Common Stock                  Preferred Stock                               Paid-In          Accumulated
                  Shares          Amount        Shares         Amount           Capital          (Deficit)            Total
            --------------------------------------------------------------------------------------------------------------------
Balance at
 12/31/98          4,710,057        $94,201             -          $     -       $4,232,265       $(4,627,554)       $  (301,088)

Canceled
 stock                    (2)             -             -                -                -                 -                  -
(fractional
 shares)

Net loss                   -              -             -                -                -        (2,477,971)        (2,477,971)
            --------------------------------------------------------------------------------------------------------------------

Balance at
 12/31/99          4,710,055        $94,201             -          $     -       $4,232,265       $(7,105,525)       $(2,779,059)

Shares
 issued, net
 of direct
 cost                      -              -     1,853,300           37,066        1,945,080                 -          1,982,146

Net Loss                   -              -             -                -                -          (466,948)          (466,948)
            --------------------------------------------------------------------------------------------------------------------

Balance at
 3/31/00
 (Unaudited)       4,710,055        $94,201     1,853,300          $37,066       $6,177,345       $(7,572,473)       $(1,263,861)
            --------------------------------------------------------------------------------------------------------------------



See accompanying notes

               Anchor Pacific Underwriters, Inc. and Subsidiaries
                     Consolidated Statements of Cash Flows
                                  (unaudited)

                                                                              Three Months
                                                                             Ended March 31,
                                                          --------------------------------------------------
                                                                      2000                         1999
Operating activities:
Net (loss)                                                         $   (466,948)                 $  (555,583)
Items not requiring the current use of cash:
    Depreciation and amortization                                        63,512                       57,283
    Amortization of goodwill and other
         intangibles                                                     16,530                       16,530
Changes in items affecting operations:
    Accounts receivable                                                  38,855                       93,728
    Prepaid expenses and other current assets                            34,590                      (14,056)
    Other assets                                                          3,189                       (2,759)
    Accounts payable                                                   (340,538)                     (56,237)
    Accrued expenses                                                   (468,470)                    (389,247)
                                                           --------------------         --------------------
Net cash (used in) operating activities                              (1,119,280)                    (850,341)
                                                           --------------------         --------------------

Investment activities:
Purchases of property and equipment                                     (68,368)                    (127,005)
Net proceeds from sale of assets                                              -                    2,165,003
                                                          ---------------------        ---------------------
Net cash provided by (used in) investing
 activities                                                             (68,368)                   2,037,998
                                                          ---------------------        ---------------------

Financing activities:
Preferred stock issued, net                                           1,982,146                            -
Cash overdraft                                                          (55,926)                           -
Borrowings on long-term debt                                            100,000                       85,000
Repayment on long-term debt and liabilities                            (588,116)                  (1,186,018)
                                                          ---------------------        ---------------------
Net cash provided by (used in) financing
 activities                                                           1,438,104                   (1,101,018)
                                                          ---------------------        ---------------------

Net increase in cash                                                    250,456                       86,639
Cash and cash equivalents-corporate funds at
 beginning of period                                                          -                      138,139
                                                          ---------------------        ---------------------
Cash and cash equivalents-corporate funds at
 end of period                                                      $   250,456                  $   224,778
                                                          ---------------------        ---------------------

Supplemental cash flow information:
Cash paid during the period for:
    Interest                                                       $     71,943                  $    34,819
                                                          ---------------------        ---------------------
    Income taxes                                                   $      4,710                  $     4,870
                                                          ---------------------        ---------------------



See accompanying notes

             Anchor Pacific Underwriters, Inc. and Subsidiaries
                 Notes to Consolidated Financial Statements
                                 (Unaudited)
                               March 31, 2000

NOTE 1 - BASIS OF PRESENTATION
------------------------------

    The accompanying unaudited consolidated financial statements of Anchor Pacific Underwriters, Inc. and its subsidiaries ("Anchor and/or Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in Anchor's Annual Report on Form 10-K for the year ended December 31, 1999.

Reclassifications
-----------------

    Certain reclassifications have been made to the prior year financial statements to conform with the current year financial statement presentation. Such reclassifications have had no effect on net income as previously reported.

NOTE 2 - RECENT DEVELOPMENTS, CHANGE IN CONTROL OF COMPANY
----------------------------------------------------------

    On November 29, 1999, the Company and Ward North America Holding, Inc. ("Ward") executed a letter of intent whereby Ward would acquire a controlling ownership interest in the Company and nominees of Ward would assume a majority of the seats on the Company's Board of Directors. The November 29, 1999 letter of intent was further modified by the parties pursuant to a February 18, 2000 binding Letter Agreement that specifically bound the parties to certain funding and structural commitments.

    Effective March 9, 2000, the Company and Ward entered into a Securities Purchase Agreement ("Agreement") which superseded and replaced in its entirety the binding Letter Agreement dated February 18, 2000 and letter of intent dated November 29, 1999. The Agreement provides that Ward would purchase from the Company a package of debt and equity securities and that it would make available a $1,000,000 loan facility. The specific securities and facility are described below:

    (a)  Series E Convertible Debentures (the Series E Debentures").  The
Series E Debentures have a two year term with a provision that provides for repayment on July 1, 2000, if requested by Ward; conversion price of $0.50 per share and "Piggyback" registration rights for three years. For each $5,000 of Series E Debentures acquired, Ward received a five year warrant to acquire 3,000 shares of the Company's common stock at an exercise price of $0.50 per share. The Series E Debentures are subordinate to the Company's "Senior Debt" (as defined in the Series E Debentures) and are superior to all other debentures of the Company, including without limitation the Series A, B, C and D debentures previously issued by Anchor, and shall constitute "Senior Debt" for purposes of those debentures. As of March 31, 2000, Ward has invested $500,000 in the Series E Debentures;

    (b) a $200,000 bridge loan facility to the Company evidenced by a promissory note ("Bridge Loan"); bearing interest at the rate of 10% per annum with a maturity date of July 1, 2000. The principal amount and all accrued interest under the Bridge Loan were applied by Ward toward the purchase of Series A Convertible Preferred stock, described below;

    (c) 1,853,3000 shares of Series A Convertible Preferred stock ("Series A Preferred") at a purchase price of $2,000,000, which constitute 62.6% of Anchor's common stock on a fully diluted basis; and

    (d) a $1,000,000 convertible loan facility (the "Convertible Loan") which was made available immediately following the closing of the purchase of the Series A Preferred. The Convertible Loan is convertible, at Ward's option, into shares of Series A Preferred stock which are further convertible into a number of shares of common stock, which, when added to the shares of common stock issued or issuable pursuant to the Series E Debentures (not including the warrants accompanying the Series E Debentures) and other shares of Series A Preferred issued to Ward, would constitute 73.5% of the Company's common stock on a fully diluted basis following such conversion, assuming the maximum amount of $1,000,000 was borrowed by the Company pursuant to the Convertible Loan.

     Under the terms of the Agreement, Ward agreed that during the 36 month period following the closing of the transaction neither Ward or its affiliates would make any further acquisitions of Anchor's securities unless Ward first made a tender offer (the "Tender Offer") to buy all of the shares of Anchor's common stock not then owned by Ward or its affiliates at a purchase price equal to the greater of: (i) $0.80 per share (as adjusted for stock splits,
       -------
combinations or dividends with respect to such shares) or (ii) the price per share determined by assuming the value of Anchor to be equal to Anchor's earnings before income taxes ("EBIT") for the 12 full calendar months preceding the month in which the offer is made, multiplied by six and divided by the number of shares outstanding of the Company on a fully diluted basis.

     In connection with the transaction, all of Company's directors resigned with the exception of James R. Dunathan. Gordon Silverstein, Donald Putnam and
R. William MacCullough resigned on March 9, 2000. Earl Wiklund, Audie Dudum, James Wieking, Michael Sanford, Lawrence Hayes and Steven Gonsalves resigned on March 14, 2000. As the sole remaining director, Mr. Dunathan appointed Jeffrey
S. Ward, Kevin P. Jasper, Russ A. Whitmarsh, Gerard A.C. Bakker, William Beasley and John F. Darden to the Board of Directors.

NOTE 3 - DISCONTINUED OPERATIONS
--------------------------------

     During the period from 1990 through 1996, Anchor expanded its property and casualty business by acquiring certain assets, including insurance brokerage
accounts.   In 1994 Anchor acquired a property and casualty insurance brokerage company, Putnam, Knudsen & Wieking, Inc. ("PKW"). Shortly thereafter it consolidated all of its property and casualty insurance brokerage business under
PKW.   After evaluating trends in the insurance industry in mid-1998, the Board of Directors of Anchor decided to sell its property and casualty business and to focus on its third-party administration business conducted through its wholly-owned subsidiary, Harden & Company Insurance Services, Inc. ("Harden Group"). Effective December 31, 1998, Anchor sold substantially all the assets of PKW to an unrelated third party for approximately $2,250,000 in cash. The proceeds derived from the asset sale were largely used to reduce debt and to make additional financial resources available for working capital needs and third-party administration opportunities.

     In 1999, Anchor caused PKW to change its name to Shelby Insurance Services, Inc. ("Shelby"). Effective March 9, 2000, Anchor sold all of the capital stock of Shelby to James R. Dunathan, a member of the Board of Directors.

NOTE 4 - CONTINGENCIES
----------------------

     Anchor is subject to certain legal proceedings and claims arising in the ordinary course of its business. It is management's opinion that the resolution of these claims will not have a material effect on Anchor's consolidated financial position.

NOTE 5 - 10% CONVERTIBLE SUBORDINATED DEBENTURES
------------------------------------------------

     In 1995, Anchor issued $370,000 of 10% Convertible Subordinated Debentures (the "Debentures"). Investors holding $270,000 of the Debentures, including one member of the Board of Directors (Mr. Dunathan who held $20,000), converted the Debentures into Anchor's common stock at $1.35 per share. These conversions reduced Anchor's outstanding indebtedness by $270,000 and, in turn, increased shareholders' equity by $270,000. On March 15, 2000, Anchor repaid the remaining outstanding Debentures ($60,000) with the proceeds from the Series A Preferred shares purchased by Ward.

NOTE 6 - SUBORDINATED BRIDGE NOTES AND WARRANT
----------------------------------------------

     During 1996, Anchor raised $225,000 from one member of the Board of Directors (Mr. Dunathan who purchased $10,000) and other qualified investors through the issuance of 10% Subordinated Bridge Notes with a

Warrant to Purchase Shares of Anchor Common Stock ("Bridge Notes"). In February 1997, Anchor offered the purchasers of said Bridge Notes an opportunity to either change the terms of the warrants underlying the Bridge Notes or to participate in the 1997 Offering (discussed below), by exchanging the Bridge Notes. The basic terms of the two alternatives were: (a) in lieu of receiving a five year warrant to purchase 1,000 shares of Anchor common stock at a purchase price of $1.75 per share, for every $10,000 in principal invested, the purchaser would receive a five year warrant to purchase 2,000 shares of Anchor common stock at a purchase price of $1.35 per share; or (b) be allowed to participate in the 1997 Offering by exchanging the Bridge Notes and receiving in return (i) interest at the rate of 10% per annum up to the date of conversion; (ii) Anchor common stock in place of the Bridge Notes at a conversion price equal to $0.90 per share; and (iii) a five year warrant, equal to the number of shares issued in place of the Bridge Notes, with the right to purchase Anchor's common stock at a purchase price of $0.90 per share. Purchasers representing $180,000 (including Director, Mr. Dunathan who held $10,000) of said Bridge Notes chose alternative (a) above, and the remaining $45,000 chose alternative (b) above. On March 15, 2000, Anchor repaid the remaining $80,000 of said Bridge Notes ($10,000 of which was repaid to Mr. Dunathan) with the proceeds from the Series A Preferred shares purchased by Ward.

NOTE 7 - 1997 OFFERING
----------------------

     During 1997, Anchor raised $305,000 from other qualified investors through a private offering of Anchor common stock along with warrants to acquire shares of Anchor common stock (the "1997 Offering"). Anchor utilized a substantial portion of the proceeds from the 1997 Offering to fund current and future working capital needs of Anchor. The basic terms of the 1997 Offering were: (a) up to 555,000 shares of Anchor common stock available at a purchase price of $0.90 per share; (b) five year warrants to acquire one share of Anchor common stock for each share of Anchor common stock purchased at an exercise price of $0.90 per share; (c) "piggyback" registration rights for three years; and (d) anti-dilution protection for stock splits, stock dividends, recapitalizations and reorganizations.

NOTE 8 - 10% CONVERTIBLE SUBORDINATED DEBENTURES, SERIES B
----------------------------------------------------------

     At the end of the third quarter 1998, Anchor commenced raising additional funds by offering 10% Convertible Subordinated Debentures, Series B (the "Series B Debentures"). Anchor raised $495,000, $200,000 from its primary bank lender and the remaining $295,000 from one member of the Board of Directors (Mr. Dunathan who purchased $15,000 of the Series B Debentures) and other qualified investors. Anchor utilized the proceeds from the Series B Debentures to fund current working capital needs. The basic terms of the Series B Debentures were:
(a) 10% interest, payable semi-annually in arrears; (b) two year maturity; (c) conversion price of $0.50 per share; (d) "Piggyback" registration rights for three years; (e) for each $5,000 of Series B Debentures acquired, an investor received a five year warrant to acquire 2,000 shares of Anchor common stock at an exercise price of $0.50 per share; and (f) subordination provisions that subordinated the Series B Debentures to Anchor's "Senior Debt" (as defined in the Series B Debentures). The Series B Debentures contained a provision that permitted Anchor to redeem all or a portion of their Series B Debentures, at par, plus any outstanding interest, in the event Anchor sold PKW for an amount in excess of $2 million. Anchor sold PKW for $2,250,000 cash, effective
December 31, 1998.   As a result of the December 31, 1998 sale of PKW in excess of $2 million, Anchor repurchased $230,000 of the Series B Debentures including $200,000 from its primary lender. On March 15, 2000, Anchor repaid $145,000 ($15,000 of which was repaid to Mr. Dunathan) of the outstanding Series B Debentures with the proceeds from the Series A Preferred shares purchased by Ward. As of March 31, 2000, $120,000 of the Series B Debentures remained outstanding.

NOTE 9 - 10% CONVERTIBLE SUBORDINATED DEBENTURES, SERIES C
----------------------------------------------------------

     During the first nine months of 1999, Anchor raised $179,000 from one member of the Board of Directors (Mr. Dunathan who purchased $9,000) and other qualified investors by offering 10% Convertible Subordinated Debentures, Series C (the "Series C Debentures"). Anchor utilized a substantial portion of the proceeds from the Series C Debentures to fund current working capital needs.
The basic terms of the Series C Debentures were: (a) 10% interest, payable semi-annually in arrears; (b) two year maturity; (c) conversion price of $0.60 per share; (d) "Piggyback" registration rights for three years; (e) for each $5,000 of Series C Debentures acquired, an investor received a five year warrant to acquire 2,000 shares of Anchor common stock at an exercise price of $0.60 per share; and (f) subordination provisions that subordinated the Series C Debentures to Anchor's "Senior Debt" (as defined in the Series C Debentures).

     In September 1999, Anchor offered the investors of said Series C
Debentures the opportunity to either remain as investors in the Series C Debentures or to convert their Series C Debentures into the Series D Debentures (discussed below). The basic terms of the two alternatives were: (a) remain as an investor of the Series C Debentures; or (b) exchange the Series C Debentures and warrants and receive in return (i) Series D Debentures at a conversion price of $0.50 per share; and (ii) for each $5,000 of Series C Debentures originally purchased, a warrant to acquire 3,000 shares of Anchor's common stock at a purchase price of $0.50 per share. All of the Series C Debentures investors, including Director, Mr. Dunathan, chose alternative (b) above.

NOTE 10 - 10% CONVERTIBLE SUBORDINATED DEBENTURES, SERIES D
-----------------------------------------------------------

     During the last three months of 1999, Anchor raised an additional
$100,000 from other qualified investors by offering 10% Convertible Subordinated Debentures, Series D (the "Series D Debentures"). Anchor utilized a substantial portion of the proceeds from the Series D Debentures to fund current working capital needs. The basic terms of the Series D Debentures were: (a) 10% interest, payable semi-annually in arrears; (b) two year maturity; (c) conversion price of $0.50 per share; (d) "Piggyback" registration rights for three years; (e) for each $5,000 of Series D Debentures acquired, an investor received a five year warrant to acquire 3,000 shares of Anchor common stock at an exercise price of $0.50 per share; and (f) subordination provisions that subordinated the Series D Debentures to Anchor's "Senior Debt" (as defined in the Series D Debentures). Of the $244,000 Series D Debentures that remain outstanding as of March 31, 2000, one Director, Mr. Dunathan holds $9,000.

NOTE 11 - COMMITMENTS
---------------------

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

     On June 2, 1998, a new term loan in the amount of $1,741,841 was entered into between Anchor and the bank, which replaced the $1,821,890 term loan. The basic terms of this new term loan are: (a) monthly interest payments equal to bank's prime rate, plus 2.5%; (b) a maturity date of October 5, 2002; and (c) monthly principal payments in installments of $16,500 beginning on June 5, 1998. The provision which required 75% of Anchor's monthly EBITDA to be applied to principal payments was deleted. All other terms and conditions of the term loan dated September 30, 1997, including all amendments thereto and replacements therefor, remain operative.

     On April 29, 1999, Anchor obtained a new $250,000 bank loan from its primary lender. The basic terms and conditions of this loan were: (a) monthly interest payments equal to the bank's prime rate, plus 2.5%; (b) a maturity date of September 30, 1999; (c) principal plus all accrued unpaid interest due at maturity; and (d) a five year warrant to acquire 100,000 shares of Anchor common stock at a purchase price of $0.60 per share. The proceeds of the loan were used to support the current working capital needs of Anchor.

     On September 30, 1999, a new term loan in the amount of $931,485 was entered into between Anchor and the bank combining both the balances owing on the $1,741,841 term loan and the $250,000 bank loan. The basic terms of this new term loan are: (a) monthly interest payments equal to bank's prime rate, plus 2.5%; (b) a maturity date of October 7, 2002; and (c) monthly principal payment in installments of $16,500 which began on November 7, 1999. All other terms and conditions contained in the term loan dated September 30, 1997, (except for the provision which required 75% of Anchor's monthly EBITDA to be applied to principal payments which had been deleted earlier) including all amendments thereto and replacements therefor, remain operative.

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

     Anchor continues to take steps to strengthen Harden Group's management and sales and marketing staff and is currently re-organizing the entire division, including completion of the Company's systems' consolidation. In connection with the recent financing by Ward, management is taking steps to create "Ward Benefits Group". As part of this process Harden Group will be renamed Ward Benefits Group.

Results of Operations -- Quarters Ended March 31, 2000 and 1999

Reclassifications

     The prior years' balances detailed below have been reclassified to conform with the current year presentation of operations.

Revenues

     Total Revenues. Total revenues for the first quarter of 2000, were $2,497,861, an increase of $23,979 or 1.0%, as compared to 1999 first quarter revenues of $2,473,882. The increase in revenue in this three-month period was primarily due to marketing efforts at Harden Group. Anchor's revenues vary from quarter to quarter as a result of the timing of policy renewals and net new/lost business production, whereas expenses are fairly uniform throughout the year.

     Fees. Fees from Harden Group (including underwriting and risk analysis) services for the first quarter of 2000, were $2,493,899, an increase of $26,254
or 1.1%, as compared to $2,467,645 in fees for the same period in 1999.   This
increase in fee income is the direct result of Harden Group's marketing efforts.

     Fee revenues generated by Anchor in the first quarter of 2000 from third-party administration services consist of revenues generated by Harden Group. The third-party administration revenues are primarily derived from: (a) an insurance product underwritten by one insurance carrier, which is A-(Excellent); (b) the administration of insurance programs underwritten by various insurance carriers for a number of self-insured employers; and (c) dental insurance administration. Self-insurance is an alternative to fully insured programs in which a client assumes a manageable portion of its insurance risks, usually (although not always) placing the less predictable and larger loss exposure with an excess insurance carrier.

     Interest Income. Interest income consists of interest earned on funds held in fiduciary accounts and interest earned on investments. Interest income was $3,962 and $6,237 for the three months ended March 31, 2000 and 1999, respectively.

Expenses

     Total Expenses. Total operating expenses for the first quarter of 2000, were $2,871,017, a decrease of $142,151 or 4.7% as compared to operating expenses of $3,013,168 for the same period in 1999. As discussed below, the decrease in total expenses resulted primarily from a decrease in selling, general and administration expenses and employee compensation and benefits resulting from management's cost control measures.

     Employee Compensation and Benefits. Employee compensation and benefits for the first quarter of 2000 were $1,837,204, a decrease of $78,016 or 4.1% as compared to $1,915,220 for the same period in 1999. The decrease related primarily to management's cost control measures.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $1,033,813 and $1,097,948 for the quarters ended March 31, 2000 and 1999, respectively. The $64,135 or 5.8% decrease in 2000, as compared to 1999, resulted primarily from management's efforts to control costs. General and administrative expenses include rent, travel, insurance, postage, telephone, supplies and other miscellaneous expenses.

     Interest Expense. Interest expenses were $71,943 and $34,819, for the first quarter of 2000 and 1999, respectively. The increase in interest expense of $37,124 in the first quarter of 2000, as compared to the same period in 1999, was due to the increase in borrowings under the bank term loan and the issuance of additional debentures as well as increases in interest rates.

     Amortization of Goodwill and Other Intangibles. Goodwill represents the excess of the cost of acquisitions over the fair value of net assets acquired. Other intangibles include covenants not to compete, customer lists and other contractual rights. Amortization of goodwill and other intangibles was $16,530 for the first quarter of 2000 and 1999.

Income Taxes

     Anchor's expense for income taxes was $4,710 for the first quarter of 2000 as compared to a benefit for income taxes of $4,870 for the first quarter of 1999.

Liquidity and Capital Resources

     Anchor reported net cash flows used by operations of $1,119,280 for the first quarter ended March 31, 2000, compared to net cash flows used by operations of $850,341 for the same period in 1999. During the first quarter of 2000, Anchor met its operating and capital needs with the proceeds from the Series A Preferred shares purchased by Ward (as further discussed in footnote 2 to the Financial Statements, above).

     Capital and certain acquisition related expenditures were $68,368 and $127,005 for the three months ended March 2000 and 1999, respectively. The 2000 expenditures primarily involved expenditures related to software development and implementation to update the eligibility and claims processing system.

     Short-term borrowings, current portion of long-term debt and current portion of long-term liabilities at March 31, 2000, totaling in the aggregate $1,049,997 (as compared to $982,589 at December 31, 1999), consisted of: (a) $198,000 representing the current portion of a term bank loan further described in footnote 11 to the Financial

Statements, above; (b) approximately $36,445 of future fixed payments under a consulting agreement entered into with a company affiliated with the former shareholders of Harden-AZ; (c) $69,037 representing deferred rent with regard to certain real property currently leased by Anchor; (d) $120,000 of Series B Debentures; (e) $50,000 of Series D Debentures (f) $500,000 of Series E Debentures; and (e) approximately $76,515 for certain other current liabilities.

     At March 31, 2000, long-term liabilities and long-term debt, less the current portion discussed above, totaled $1,192,088 (as compared to $1,747,612 at December 31, 1999), and primarily consisted of: (a) $650,986 representing the long-term portion outstanding under a term bank loan further described in footnote 11 to the Financial Statements, above; (b) approximately $247,385 representing deferred rent with regard to certain real property currently leased by Anchor; (c) $194,000 of Series D Debentures; and (d) approximately $99,717 for certain other long-term liabilities.

     Reference is made to footnotes 2 through 11 to the Financial Statements included in this Form 10-Q for further information on Anchor's fund raising activities and borrowings from its primary bank lender.

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

     Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified based on current expectations. Consequently, future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements contained in this Quarterly Report. Statements in this Quarterly Report, particularly in the Notes to Financial Statements and Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, describe certain factors, among others, that could contribute to or cause such differences. Such forward-looking statements involve risks and uncertainties, and actual results could differ from those described herein. While the statements represent management's current judgment as to the near-term future prospects of its business, such risks and uncertainties could cause actual results to differ from the above statements. Factors which could cause actual results to differ include the following: Harden Group's relationship with new insurance carriers and marketing partners and their ability to effectively provide third-party administration services; controlling operating costs; the impact of competitive products, pricing and services; the availability of capital to finance operations and future expansion; the cyclical nature of the health insurance markets; and unanticipated regulatory changes. Additionally, on March 9, 2000 Anchor entered into an Agreement with Ward pursuant to which there was a change in both the ownership structure and the composition of the Board of Directors. Other risk factors are detailed in Anchor's filings with the Securities and Exchange Commission. Anchor assumes no obligation to update forward-looking statements.

Strategy

     On November 29, 1999 Anchor entered into a letter of intent with Ward North America Holding, Inc. ("Ward") whereby Ward would acquire a controlling interest in Anchor. On March 9, 2000, Anchor and Ward signed an Agreement pursuant to which Ward acquired a controlling interest in Anchor through the purchase of Series A Convertible Preferred shares ("Series A Preferred"). The Series A Preferred shares are senior to the Company's common stock and vote on an as converted basis of ten for each share of Series A Preferred. In connection with its investment, all of Anchor's directors resigned except for James R. Dunathan. As the sole remaining director, Mr. Dunathan appointed one representative of Anchor and five representatives of Ward to the board of directors of Anchor.

     Ward is a San Diego, California based company that specializes in providing outsourced claims management, loss control, field adjusting and catastrophe support to the Insurance and Alternative Risk markets through over 70 offices in the United States and Canada. The investment in Anchor represents the first time Ward has been involved in employee benefits administration. Anchor's management and board of directors believe that Ward will be able to provide needed capital to the Company. In turn, this will enable Anchor to accelerate the systems consolidation process and to pursue further expansion opportunities.

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

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

     On March 9, 2000, the following corporate action amending the Company's Certificate of Incorporation was approved by written consent of stockholders of the Company who owned 51.78% of the voting securities of the Company:

     An amendment to Article FOURTH of the Restated Certificate of Incorporation of the Company to increase the number of authorized shares of common stock, par value $.02 per share, of the Company from 16,000,000 to 50,000,000 shares, and to increase the number of authorized shares of preferred stock, par value $.02 per share, of the Company from 2,000,000 to 2,500,000 shares.

Notice of such action was provided by means of an Information Statement which was mailed to all of the Company's stockholders on or about April 28, 2000.

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

A.  Exhibits

27.0    Financial Data Schedule

B.  Reports on Form 8-K

None

                                 SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, Anchor has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         ANCHOR PACIFIC UNDERWRITERS, INC.




Date:                  May 9, 2000        /s/ Jeffrey S. Ward
       ---------------------------       -------------------------------------
                                         Jeffrey S. Ward
                                         President and Chief Executive Officer



Date:                  May 9, 2000        /s/ John F. Darden
       ---------------------------       -------------------------------------
                                         John F. Darden
                                         Chief Financial Officer