Form 10-Q
period 2000-06-30
ANCHOR PACIFIC UNDERWRITERS INC
filed 2000-08-14
CIK 317781

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                              ------------------

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended June 30, 2000

                        Commission File Number: 0-9628

                                      or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____________ to _____________


                       ANCHOR PACIFIC UNDERWRITERS, INC.
            (Exact name of registrant as specified in its charter)


              Delaware                                     94-1687187
   (State or other jurisdiction of                     (I.R.S. Employer
    incorporation or organization)                     Identification No.)

    1800 Sutter Street, Suite 400
        Concord, California                                 94520
(Address of principal executive offices)                  (Zip Code)

      Registrant's telephone number, including area code:  (925) 682-7707


          Securities registered pursuant to Section 12(b) of the Act:

                                     None

          Securities registered pursuant to Section 12(g) of the Act:

                         Common stock, $.02 par value


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

     As of June 30, 2000, the Registrant had 4,710,042 shares of common stock and 1,853,300 shares of preferred stock outstanding.

================================================================================

                       ANCHOR PACIFIC UNDERWRITERS, INC.

                                     INDEX

Part I.            FINANCIAL INFORMATION

                   Item 1.     Financial Statements:

                               Consolidated Balance Sheets, June 30, 2000 (unaudited) and December 31,
                               1999 ....................................................................       1

                               Consolidated Statements of Operations (unaudited) for the six
                               months and quarters ended June 30, 2000 and 1999 ........................       3

                               Consolidated Statements of Shareholders' Equity (Deficit) for the six
                               months ended June 30, 2000 (unaudited) and year ended December 31, 1999..       4

                               Consolidated Statements of Cash Flows (unaudited) for the six
                               months ended June 30, 2000 and 1999......................................       5

                               Notes to Consolidated Financial Statements...............................       6

                   Item 2.     Management's Discussion and Analysis of Financial
                               Condition and Results of Operations......................................      10


Part II.           OTHER INFORMATION

                   Item 1.     Legal Proceedings........................................................      15

                   Item 2.     Changes in Securities....................................................      15

                   Item 3.     Defaults Upon Senior Securities..........................................      15

                   Item 4.     Submission of Matters to a Vote of Security Holders .....................      15

                   Item 5.     Other Information........................................................      15

                   Item 6.     Exhibits and Reports on Form 8-K.........................................      15


PART I - FINANCIAL INFORMATION

              Anchor Pacific Underwriters, Inc. and Subsidiaries
                          Consolidated Balance Sheets

                                                               June 30,                December 31,
                                                                 2000                      1999
                                                          ------------------       -------------------
                                                             (unaudited)
Assets
Current Assets:
    Cash and cash equivalents - corporate funds           $          76,618        $                -
    Cash and cash equivalents - third-party
         administration fiduciary funds                           4,476,665                 4,686,823
    Accounts receivable, net                                        402,876                   465,337
    Prepaid expenses and other current assets                       152,779                   148,774
                                                          ------------------       -------------------
Total current assets                                              5,108,938                 5,300,934
                                                          ------------------       -------------------
Property and equipment                                            3,061,065                 2,918,110
Accumulated depreciation and amortization                        (2,415,832)               (2,287,299)
                                                          -------------------      --------------------
                                                                    645,233                   630,811

Other assets:
    Intangible assets, net                                          494,775                   527,813
    Other                                                            73,473                    60,477
                                                          ------------------       -------------------
                                                                    568,248                   588,290
                                                          ------------------       -------------------
Total assets                                              $       6,322,419        $        6,520,035
                                                          ==================       ===================

               Anchor Pacific Underwriters, Inc. and Subsidiaries
                    Consolidated Balance Sheets (continued)

                                                                           June 30,               December 31,
                                                                             2000                     1999
                                                                       ------------------     ---------------------
                                                                          (unaudited)
Liabilities and Shareholders' Equity (Deficit)
Current Liabilities:
    Cash and cash equivalents - third-party
         administration fiduciary funds                                $       4,476,665        $        4,686,823
    Cash overdraft                                                                     -                    55,926
    Accounts payable                                                             808,970                 1,161,334
    Accrued expenses                                                             242,693                   664,810
    Short-term debt                                                                    -                   200,000
    Current portion of long-term debt                                            437,000                   588,060
    Current portion of long-term liabilities                                     212,724                   194,529
                                                                       ------------------     ---------------------
Total current liabilities                                                      6,178,052                 7,551,482
                                                                       ------------------     ---------------------
Long-term liabilities, net of current portion                                    278,348                   353,127
                                                                       ------------------     ---------------------

Long-term debt, including $984,000 and $234,000 in 2000 and
1999, respectively, owed to related parties                                    1,701,485                 1,394,485
                                                                       ------------------     ---------------------
Total liabilities                                                              8,157,885                 9,299,094

Shareholders' equity (deficit):
    Preferred stock - $.02 par value; 2,500,000 shares
         authorized; none issued as of 12/31/99,
         1,853,300 issued as of 6/30/00                                           37,066                         -
    Common stock  - $.02 par value; 50,000,000
         shares authorized; 4,710,055 shares issued as
         of 12/31/99 and 4,710,042 as of 6/30/00                                  94,201                    94,201
    Additional paid-in capital                                                 6,158,787                 4,232,265
    Accumulated deficit                                                       (8,125,520)               (7,105,525)
                                                                       -------------------    ----------------------
Total shareholders' equity (deficit)                                          (1,835,466)               (2,779,059)
                                                                       ------------------     ---------------------
Total liabilities and shareholders' equity                             $       6,322,419        $        6,520,035
                                                                       ==================     =====================

See accompanying notes

               Anchor Pacific Underwriters, Inc. and Subsidiaries
                     Consolidated Statements of Operations
                                  (Unaudited)

                                                          Six Months                                 Quarters
                                                        Ended June 30,                            Ended June 30,
                                              -----------------------------------       ------------------------------------
                                                   2000                 1999                 2000                1999
Revenues:
  Administrative fees and other income            $4,737,010           $5,024,437           $2,243,111          $ 2,556,792

  Interest income                                      7,261                8,956                3,299                2,719
                                              ---------------      ---------------      ---------------     ----------------
Total revenues                                     4,744,271            5,033,393            2,246,410            2,559,511

Operating expenses:
  Salaries, commissions and employee
    benefits                                       3,516,625            3,727,473            1,679,421            1,812,253
  Selling, general and administrative
    expenses                                       2,083,322            2,109,283            1,049,509            1,011,335
                                              ---------------      ---------------      ---------------     ----------------
Total operating expenses                           5,599,947            5,836,756            2,728,930            2,823,588
                                              ---------------      ---------------      ---------------     ----------------
                                                    (855,676)            (803,363)            (482,520)            (264,077)

Other income (expense):
  Amortization of goodwill & intangible
    assets                                           (33,038)             (33,060)             (16,508)             (16,530)
  Interest                                          (127,247)             (75,467)             (55,304)             (40,648)
  Other                                                2,176                1,351                2,785              (38,571)
                                              ---------------      ---------------      ----------------    ----------------
Total other income (expense)                        (158,109)            (107,176)             (69,027)             (95,749)
                                              ---------------      ----------------     ----------------    ----------------
Loss before income taxes                          (1,013,785)            (910,539)            (551,547)            (359,826)
Provision for income taxes                             6,210                4,870                1,500                    -
                                              ---------------      ---------------      ---------------     ---------------
Net (loss)                                       $(1,019,995)          $ (915,409)          $ (553,047)        $   (359,826)
                                              ===============      ================     ================    ================

Basic and diluted (loss) per common
  Share                                          $     (0.22)          $    (0.19)          $    (0.12)        $      (0.08)
                                              ===============      ================     ================    ================
Weighted average number of common
  shares outstanding                               4,710,051             4,710,056           4,710,049            4,710,056
                                              ===============      ================     ================    ================

See accompanying notes

                       Anchor Pacific Underwriters, Inc.

           Consolidated Statements of Shareholders' Equity (Deficit)

                                                     Preferred                 Additional
                         Common Stock                 Stock       Paid-In      Accumulated
                           Shares        Amount       Shares       Amount       Capital         (Deficit)          Total
                       -------------- ------------ ------------ ------------ -------------- ---------------- ----------------
Balance at
12/31/98                   4,710,057     $ 94,201            -       $     -     $4,232,265     $ (4,627,554)      $ (301,088)

Canceled stock
(fractional shares)               (2)           -            -             -              -                -                -

Net loss                           -            -            -             -              -       (2,477,971)      (2,477,971)
                       -------------- ------------ ------------ ------------ -------------- ---------------- ----------------
Balance at
12/31/99                    4,710,055     $ 94,201           -        $    -     $4,232,265     $ (7,105,525)     $(2,779,059)

Canceled stock
(fractional shares)               (13)           -           -             -              -                -                -

Shares issued, net
of direct cost                      -            -   1,853,300        37,066      1,926,522                -        1,963,588

Net loss                            -            -           -             -              -       (1,019,995)      (1,019,995)
                       -------------- ------------ ------------ ------------ -------------- ---------------- ----------------
Balance at
6/30/00
(Unaudited)                 4,710,042     $ 94,201    1,853,300     $ 37,066     $6,158,787     $ (8,125,520)     $(1,835,466)
                       ============== ============ ============ ============ ============== ================ ================

See accompanying notes

              Anchor Pacific Underwriters, Inc. and Subsidiaries
                     Consolidated Statements of Cash Flows
                                  (unaudited)

                                                                              Six Months
                                                                            Ended June 30,
                                                              -------------------------------------------
                                                                    2000                     1999
Continuing operations activities:
Net (loss)                                                    $      (1,019,995)             $  (915,409)
Items not requiring the current use of cash:
      Depreciation and amortization                                     128,533                  118,090
      Amortization of goodwill and other intangibles                     33,038                   33,060
Changes in items affecting operations:
      Accounts receivable                                                62,461                  113,137
      Prepaid expenses and other current assets                          (4,005)                (112,602)
      Other assets                                                      (12,996)                  12,208
      Accounts payable                                                 (352,364)                (267,547)
      Accrued liabilities                                              (422,117)                       -
                                                              -------------------      -------------------
Net cash (used in) operating activities                              (1,587,445)              (1,019,063)
                                                              -------------------      -------------------

Investment activities:
Purchases of property and equipment                                     (142,955)               (229,049)
Net proceeds from sale of assets                                               -               2,165,004
                                                              -------------------      ------------------
Net cash provided by (used in) investing activities                    (142,955)               1,935,955
                                                              -------------------      ------------------

Financing activities:
Preferred stock issued, net                                           1,963,588                        -
Cash overdraft                                                          (55,926)                       -
Borrowings on long-term debt                                            575,000                  344,000
Repayment on long-term debt and liabilities                            (675,644)              (1,322,847)
                                                              ------------------       -------------------
Net cash provided by (used in) financing activities                   1,807,018                 (978,847)
                                                              ------------------       -------------------

Net increase in cash                                                     76,618                  (61,955)
Cash and cash equivalents-corporate funds at
   beginning of period                                                        -                  138,139
                                                              ------------------       ------------------
Cash and cash equivalents-corporate funds at
   end of period                                               $         76,618         $         76,184
                                                              ==================       ==================

Supplemental cash flow information:
Cash paid during the period for:
     Interest                                                  $        123,247         $         75,467
                                                              ==================       ==================
     Income taxes                                              $          6,210         $          4,870
                                                              ==================       ==================

See accompanying notes

              Anchor Pacific Underwriters, Inc. and Subsidiaries
                  Notes to Consolidated Financial Statements
                                  (Unaudited)
                                 June 30, 2000

NOTE 1 - BASIS OF PRESENTATION
------------------------------

          The accompanying unaudited consolidated financial statements of Anchor Pacific Underwriters, Inc. and its subsidiaries ("Anchor" and/or "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in Anchor's Annual Report on Form 10-K for the year ended December 31, 1999.

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

          Effective March 9, 2000, the Company and Ward entered into a Securities Purchase Agreement ("Agreement") which superseded and replaced in its entirety the binding Letter Agreement dated February 18, 2000 and letter of intent dated November 29, 1999. The Agreement provides that Ward would purchase from the Company a package of debt and equity securities and that it would make available a $1,000,000 loan facility. The specific securities and facility are described below:

          (a) Series E Convertible Debentures (the "Series E Debentures"). The Series E Debentures have a two year term; conversion price of $0.50 per share and "Piggyback" registration rights for three years. For each $5,000 of Series E Debentures acquired, Ward received a five year warrant to acquire 3,000 shares of the Company's common stock at an exercise price of $0.50 per share. The Series E Debentures are subordinate to the Company's "Senior Debt" (as defined in the Series E Debentures) and are superior to all other debentures of the Company, including without limitation the Series A, B, C and D debentures previously issued by Anchor, and shall constitute "Senior Debt" for purposes of those debentures. As of June 30, 2000, Ward has invested $500,000 in the Series E Debentures;

          (b) a $200,000 bridge loan facility to the Company evidenced by a promissory note ("Bridge Loan"); bearing interest at the rate of 10% per annum with a maturity date of July 1, 2000. The principal amount and all accrued interest under the Bridge Loan were applied by Ward toward the purchase of Series A Convertible Preferred stock, described below;

          (c) 1,853,3000 shares of Series A Convertible Preferred stock ("Series A Preferred") at a purchase price of $2,000,000, which constitute 62.6% of Anchor's common stock on a fully diluted basis; and

          (d) a $1,000,000 convertible loan facility (the "Convertible Loan") which was made available immediately following the closing of the purchase of the Series A Preferred. The Convertible Loan is convertible, at Ward's option, into shares of Series A Preferred stock which are further convertible into a number of shares of common stock, which, when added to the shares of common stock issued or issuable pursuant to the Series E Debentures (not including the warrants accompanying the Series E Debentures) and other shares of Series A Preferred issued to Ward, would constitute 73.5% of the Company's common stock on a fully diluted basis following such conversion, assuming the maximum amount of $1,000,000 was borrowed by the Company pursuant to the Convertible Loan. As of June 30, 2000, Company has borrowed $475,000 under the terms of the Convertible Loan.

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

          In connection with the transaction, all of Company's directors resigned with the exception of James R. Dunathan. Gordon Silverstein, Donald Putnam and R. William MacCullough resigned on March 9, 2000. Earl Wiklund, Audie Dudum, James Wieking, Michael Sanford, Lawrence Hayes and Steven Gonsalves resigned on March 14, 2000. As the sole remaining director, Mr. Dunathan appointed Jeffrey S. Ward, Kevin P. Jasper, Russ A. Whitmarsh, Gerard A.C. Bakker, William Beasley and John F. Darden to the Board of Directors. As of June 30, 2000, William Beasley has resigned as director.

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

NOTE 8 - 10% CONVERTIBLE SUBORDINATED DEBENTURES, SERIES B
----------------------------------------------------------

          At the end of the third quarter 1998, Anchor commenced raising additional funds by offering 10% Convertible Subordinated Debentures, Series B (the "Series B Debentures"). Anchor raised $495,000, $200,000 from its primary bank lender and the remaining $295,000 from one member of the Board of Directors (Mr. Dunathan who purchased $15,000 of the Series B Debentures) and other qualified investors. Anchor utilized the proceeds from the Series B Debentures to fund current working capital needs. The basic terms of the Series B Debentures were: (a) 10% interest, payable semi-annually in arrears; (b) two year maturity; (c) conversion price of $0.50 per share; (d) "Piggyback" registration rights for three years; (e) for each $5,000 of Series B Debentures acquired, an investor received a five year warrant to acquire 2,000 shares of Anchor common stock at an exercise price of $0.50 per share; and (f) subordination provisions that subordinated the Series B Debentures to Anchor's "Senior Debt" (as defined in the Series B Debentures). The Series B Debentures contained a provision that permitted Anchor to redeem all or a portion of their Series B Debentures, at par, plus any outstanding interest, in the event Anchor sold PKW for an amount in excess of $2 million. Anchor sold PKW for $2,250,000 cash, effective December 31, 1998. As a result of the December 31, 1998 sale of PKW in excess of $2 million, Anchor repurchased $230,000 of the Series B Debentures including $200,000 from its primary lender. On March 15, 2000, Anchor repaid $145,000 ($15,000 of which was repaid to Mr. Dunathan) of the outstanding Series B Debentures with the proceeds from the Series A Preferred shares purchased by Ward. As of June 30, 2000, $120,000 of the Series B Debentures remained outstanding.

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

Results of Operations - Six Months Ended June 30, 2000 and 1999

Reclassifications

          The prior years' balances detailed below have been reclassified to conform with the current year presentation of operations.

Revenues

          Total Revenues. Total revenues for the six months ended June 30, 2000, were $4,744,271, a decrease of $289,122 or 5.7%, as compared to $5,033,393 in revenues for the same period in 1999. The decrease in revenue in this six month period was primarily due to the declining revenue in Harden Group's California and Arizona offices. Anchor's revenues vary from quarter to quarter as a result of the timing of policy renewals and net new/lost business production, whereas expenses are fairly uniform throughout the year.

          Fees. Fees from Harden Group (including underwriting and risk analysis) services for the first six months of 2000, were $4,737,010, a decrease of $287,427 or 5.7%, as compared to $5,024,437 in fees for the same period in 1999. This decrease in fee income is the direct result of declining revenue generated from Harden Group's California and Arizona offices.

          Fee revenues generated by Anchor in the first six months of 2000 from third-party administration services consist of revenues generated by Harden Group. The third-party administration revenues are primarily derived from: (a) an insurance product underwritten by one insurance carrier, which is A- (Excellent); (b) the administration of insurance programs underwritten by various insurance carriers for a number of self-insured employers; and (c) dental insurance administration. Self-insurance is an alternative to fully insured programs in which a client assumes a manageable portion of its insurance risks, usually (although not always) placing the less predictable and larger loss exposure with an excess insurance carrier.

          Interest Income. Interest income consists of interest earned on funds held in fiduciary accounts and interest earned on investments. Interest income was $7,261 and $8,956 for the six months ended June 30, 2000 and 1999, respectively.

Expenses

          Total Expenses. Total operating expenses for the first six months of 2000, were $5,599,947, a decrease of $236,809 or 4.1% as compared to operating expenses of $5,836,756 for the same period in 1999. As discussed below, the decrease in total expenses resulted primarily from a decrease in selling, general and administration expenses and employee compensation and benefits resulting from management's cost control measures.

          Employee Compensation and Benefits. Employee compensation and benefits for the first six months of 2000, were $3,516,625, a decrease of $210,848 or 5.7% as compared to $3,727,473 for the same period in 1999. The decrease related primarily to management's cost control measures in response to the reduction in revenues.

          Selling, General and Administrative Expenses. Selling, general and administrative expenses were $2,083,322 and $2,109,283 for the six months ended June 30, 2000 and 1999, respectively. The $25,961 or 1.2% decrease in 2000, as compared to 1999, resulted primarily from management's efforts to control costs. General and administrative expenses include rent, travel, insurance, postage, telephone, supplies and other miscellaneous expenses.

          Interest Expense. Interest expense was $127,247 and $75,467, for the first six months of 2000 and 1999, respectively. The increase in interest expense of $51,780 in the first six months of 2000, as compared to the same period in 1999, was due to the increase in borrowings under the bank term loan and the Convertible Loan, the issuance of additional debentures, as well as increases in interest rates.

          Amortization of Goodwill and Other Intangibles. Goodwill represents the excess of the cost of acquisitions over the fair value of net assets acquired. Other intangibles include covenants not to compete, customer lists and other contractual rights. Amortization of goodwill and other intangibles was $33,038 and $33,060, for the first six months of 2000 and 1999, respectively.

Income Taxes

          Anchor's expense for income taxes was $6,210 for the first six months of 2000 as compared to $4,870 for the first six months of 1999.

Results of Operations -- Quarters Ended June 30, 2000 and 1999

Reclassifications

          The prior years' balances detailed below have been reclassified to conform with the current year presentation of operations.

Revenues

          Total Revenues. Total revenues for the second quarter of 2000, were $2,246,410, a decrease of $313,101 or 12.2%, as compared to 1999 second quarter revenues of $2,559,511. The decrease in revenue in this three month period was primarily due to the declining revenues in Harden Group's California and Arizona offices. Anchor's revenues vary from quarter to quarter as a result of the timing of policy renewals and net new/lost business production, whereas expenses are fairly uniform throughout the year.

          Fees. Fees from Harden Group (including underwriting and risk analysis) services for the second quarter of 2000, were $2,243,111, a decrease of $313,681 or 12.3%, as compared to $2,556,792 in fees for the same period in 1999. This decrease in fee income is the direct result of declining revenue generated from Harden Group's California and Arizona offices.

          Fee revenues generated by Anchor in the second quarter of 2000 from third-party administration services consist of revenues generated by Harden Group. The third-party administration revenues are primarily derived from: (a) an insurance product underwritten by one insurance carrier, which is A- (Excellent); (b) the administration of insurance programs underwritten by various insurance carriers for a number of self-insured employers; and (c) dental insurance administration. Self-insurance is an alternative to fully insured programs in which a client assumes a manageable portion of its insurance risks, usually (although not always) placing the less predictable and larger loss exposure with an excess insurance carrier.

          Interest Income. Interest income consists of interest earned on funds held in fiduciary accounts and interest earned on investments. Interest income was $3,299 and $2,719 for the quarters ended June 30, 2000 and 1999, respectively.

Expenses

          Total Expenses. Total operating expenses for the second quarter of 2000, were $2,728,930, a decrease of $94,658 or 0.7% as compared to operating expenses of $2,823,588 for the same period in 1999. As discussed below, the decrease in total expenses resulted primarily from a decrease in selling, general and administration expenses and employee compensation and benefits resulting from management's cost control measures in response to the reduction in revenues.

          Employee Compensation and Benefits. Employee compensation and benefits for the second quarter of 2000, were $1,679,421, a decrease of $132,832 or 7.3% as compared to $1,812,253 for the same period in 1999. The decrease related primarily to management's cost control measures in response to the reduction in revenues.

          Selling, General and Administrative Expenses. Selling, general and administrative expenses were $1,049,509 and $1,011,335 for the quarters ended June 30, 2000 and 1999, respectively. The $38,174 or 3.8% increase in 2000, as compared to 1999, resulted primarily from increased legal and accounting costs. General and administrative expenses include rent, travel, insurance, postage, telephone, supplies and other miscellaneous expenses.

          Interest Expense. Interest expense was $55,304 and $40,648, for the second quarter of 2000 and 1999, respectively. The increase in interest expense of $14,656 in the second quarter of 2000, as compared to the same period in 1999, was due to the increase in borrowings under the bank term loan and the Convertible Loan, the issuance of additional debentures, as well as increases in interest rates.

          Amortization of Goodwill and Other Intangibles. Goodwill represents the excess of the cost of acquisitions over the fair value of net assets acquired. Other intangibles include covenants not to compete, customer lists and other contractual rights. Amortization of goodwill and other intangibles was $16,508 and $16,530, for the second quarter of 2000 and 1999, respectively.

Income Taxes

          Anchor's expense for income taxes was $1,500 for the second quarter of 2000 as compared to no income tax expensed reported for the second quarter of 1999.

Liquidity and Capital Resources

          Anchor reported net cash flows used by operations of $1,587,445 for the six months ended June 30, 1999, compared to net cash flows used by operations of $1,019,063 for the same period in 1999. During the first six months of 2000, Anchor met its operating and capital needs with the proceeds from the Series A Preferred shares purchased by Ward and borrowings under the Series E Debentures and the Convertible Loan (as further discussed in footnote 2 to the Financial Statements, above).

          Capital and certain acquisition related expenditures were $142,955 and $229,049 for the six months ended June 30, 2000 and 1999, respectively. The 2000 expenditures primarily involved expenditures related to software development and implementation to update the eligibility and claims processing system.

          Short-term borrowings, current portion of long-term debt and current portion of long-term liabilities at June 30, 2000, totaling in the aggregate $649,724 (as compared to $982,589 at December 31, 1999), consisted of: (a) $198,000 representing the current portion of the term bank loans further described in footnote 11 to the Financial Statements, above; (b) approximately $36,455 of future fixed payments under a consulting agreement entered into with a company affiliated with the former shareholders of Harden-AZ; (c) $69,037 representing deferred rent with regard to certain real property leased by Anchor; (d) $120,000 of Series B Debentures; (e) $119,000 of Series D Debentures; and (f) approximately $107,232 for certain other current liabilities.

          At June 30, 2000, long-term liabilities and long-term debt, less the current portion discussed above, totaled $1,979,833 (as compared to $1,747,612 December 31, 1999), and primarily consisted of: (a) $601,486 representing the long-term portion outstanding under a term bank loan further described in footnote 11 to the Financial Statements, above; (b) approximately $230,126 representing deferred rent with regard to certain real property currently leased by Anchor; (c) $475,000 outstanding under the Convertible Loan further described in footnote 2 to the Financial Statements, above; (d) $125,000 of Series D Debentures; (e) $500,000 of Series E Debentures; and (e) approximately $48,221 for certain other long-term liabilities.

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

None.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Submission of Matters to a Vote of Security Holders

          Pursuant to notice duly given, the Annual Meeting of Shareholders of Anchor was held on May 23, 2000 at which time the number of shares represented and voted in person or by proxy were: 2,811,892 by proxy, and 0 in person. In addition, the number of shares represented and voted in person or by proxy on behalf of the Series A preferred were: 18,533,000 by proxy, and 0 in person. The total number of shares present in person and by proxy equaled 59.7% of the total common shares issued and outstanding (91.8% including the Series A Preferred converted to common shares) as of March 24, 2000, the record date of said meeting.

          The shareholders approved the first proposal which was the election of the directors. The following directors, being all of the nominees as set forth in the proxy statement, were elected to serve until the next annual meeting of shareholders, or until their successors are elected and have been qualified:
Gerard A.C. Bakker, William R. Beasley, John F. Darden, James R. Dunathan, Kevin
P. Jasper, Jeffrey S. Ward and Russ A. Whitmarsh.

          The second proposal which was the ratification of the reappointment of independent auditors, Odenberg, Ullakko, Muranishi & Co. ("Odenberg") to audit the financial statements of Anchor for the current fiscal year ending December 31, 1999 was tabled at the request of the Series A Preferred shareholder. As of June 30, 2000, Odenberg has not been reappointed, nor has another independent auditor been appointed as their replacement.

Item 5.   Other Information

None.

Item 6.   Exhibits and Reports on Form 8-K

A.  Exhibits

27.0      Financial Data Schedule

B.  Reports on Form 8-K

None

                                  SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, Anchor has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               ANCHOR PACIFIC UNDERWRITERS, INC.




Date:     August 9, 2000                 /s/ Jeffrey S. Ward
       -------------------------         --------------------------------------
                                         Jeffrey S. Ward
                                         President and Chief Executive Officer


Date:     August 9, 2000                 /s/ John F. Darden
       -------------------------         --------------------------------------
                                         John F. Darden
                                         Chief Financial Officer