Form 10-Q
period 2000-09-30
ANCHOR PACIFIC UNDERWRITERS INC
filed 2000-11-20
CIK 317781

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

     For the Quarter Ended September 30, 2000    Commission File Number: 0-9628

                                      or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from [    ]  to  [     ]

                       ANCHOR PACIFIC UNDERWRITERS, INC.
            (Exact name of registrant as specified in its charter)


                Delaware                                     94-1687187
     (State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                      Identification No.)

     610 W. Ash Street, Suite 1500                               92101
         San Diego, California                                 (Zip Code)
(Address of principal executive offices)

      Registrant's telephone number, including area code: (619) 557-2777



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  [X] Yes    [ ] No


     As of September 30, 2000, the Registrant had 4,710,042 shares of common stock and 1,853,300 shares of preferred stock outstanding.

================================================================================

                       ANCHOR PACIFIC UNDERWRITERS, INC.

                                     INDEX


Part I.   FINANCIAL INFORMATION

          Item 1.   Financial Statements:

                    Consolidated Balance Sheets, September 30, 2000 (unaudited)
                    and December 31, 1999............................................    1

                    Consolidated Statements of Operations (unaudited) for the
                    nine months and quarters ended September 30, 2000 and 1999.......    3

                    Consolidated Statements of Shareholders' Equity (Deficit)
                    for the nine months ended September 30, 2000 (unaudited)
                    and year ended December 31, 1999.................................    4

                    Consolidated Statements of Cash Flows (unaudited) for the
                    nine months ended September 30, 2000 and 1999....................    5

                    Notes to Consolidated Financial Statements.......................    6

          Item 2.   Management's Discussion and Analysis of Financial
                    Condition and Results of Operations..............................   10


Part II.  OTHER INFORMATION

          Item 1.   Legal Proceedings................................................   15

          Item 2.   Changes in Securities............................................   15

          Item 3.   Defaults Upon Senior Securities..................................   15

          Item 4.   Submission of Matters to a Vote of Security Holders..............   15

          Item 5.   Other Information................................................   15

          Item 6.   Exhibits and Reports on Form 8-K.................................   15

PART I - FINANCIAL INFORMATION


              Anchor Pacific Underwriters, Inc. and Subsidiaries
                          Consolidated Balance Sheets



                                                                   September 30,       December 31,
                                                                        2000               1999
                                                                   -------------       ------------
                                                                    (unaudited)
Assets
 Current Assets:
     Cash and cash equivalents - corporate funds                   $      37,300       $          -
     Cash and cash equivalents - third-party
        administration fiduciary funds                                 4,037,812          4,686,823
    Accounts receivable, net                                             303,297            465,337
    Prepaid expenses and other current assets                             62,002            148,774
                                                                   -------------       ------------
Total current assets                                                   4,440,411          5,300,934
                                                                   -------------       ------------

Property and equipment                                                 3,621,613          2,918,110
Accumulated depreciation and amortization                             (2,471,611)        (2,287,299)
                                                                   -------------       ------------
                                                                       1,150,002            630,811
Other assets:
    Intangible assets, net                                               478,281            527,813
    Other                                                                 73,474             60,477
                                                                   -------------       ------------
                                                                         551,755            588,290
                                                                   -------------       ------------

Total assets                                                       $   6,142,168       $  6,520,035
                                                                   =============       ============

              Anchor Pacific Underwriters, Inc. and Subsidiaries
                    Consolidated Balance Sheets (continued)



                                                                   September 30,       December 31,
                                                                        2000               1999
                                                                   -------------       ------------
                                                                    (unaudited)
Liabilities and Shareholders' Equity (Deficit)
Current Liabilities:
    Cash and cash equivalents - third-party
      administration fiduciary funds                               $   4,037,812       $  4,686,823
    Cash overdraft                                                             -             55,926
    Accounts payable                                                     616,677          1,161,334
    Accrued expenses                                                     567,869            664,810
    Short-term debt                                                            -            200,000
    Current portion of long-term debt                                    562,000            588,060
    Current portion of long-term liabilities                             167,489            194,529
                                                                   -------------       ------------
Total current liabilities                                              5,951,847          7,551,482
                                                                   -------------       ------------

Long-term liabilities, net of current portion                            277,135            353,127
                                                                   -------------       ------------

Long-term debt, including $1,500,000 and
$315,000 in 2000 and 1999, respectively, owed
to related parties                                                     2,152,026          1,394,485
                                                                   -------------       ------------

Total liabilities                                                      8,381,008          9,299,094

Shareholders' equity (deficit):
    Preferred stock - $.02 par value; 2,500,000
      shares authorized; none issued as of
      12/31/99, 1,853,300 issued as of 9/30/00                            37,066                  -
    Common stock  - $.02 par value; 50,000,000
      shares authorized; 4,710,055 shares issued
      as of 12/31/99 and 4,710,042 as of 9/30/00                          94,201             94,201
    Additional paid-in capital                                         6,158,787          4,232,265
    Accumulated deficit                                               (8,528,894)        (7,105,525)
                                                                   -------------       ------------
Total shareholders' equity (deficit)                                  (2,238,840)        (2,779,059)
                                                                   -------------       ------------
Total liabilities and shareholders' equity                         $   6,142,168       $  6,520,035
                                                                   =============       ============

See accompanying notes

              Anchor Pacific Underwriters, Inc. and Subsidiaries
                     Consolidated Statements of Operations
                                  (Unaudited)

                                                         Nine Months                                   Quarters
                                                     Ended September 30,                          Ended September 30,
                                             ------------------------------------         ------------------------------------
                                                 2000                    1999                 2000                    1999
Revenues:
  Administrative fees and other income       $  6,888,802            $  7,478,600         $  2,151,792            $  2,454,163
  Interest income                                  13,639                  13,087                6,378                   4,131
                                             ------------            ------------         ------------            ------------
Total revenues                                  6,902,441               7,491,687            2,158,170               2,458,294

Operating expenses:
  Salaries, commissions and employee
    benefits                                    4,860,692               5,460,479            1,344,067               1,733,006
  Selling, general and administrative
    expenses                                    3,206,223               3,100,945            1,122,901                 991,662
                                             ------------            ------------         ------------            ------------
Total operating expenses                        8,066,915               8,561,424            2,466,968               2,724,668
                                             ------------            ------------         ------------            ------------
                                               (1,164,474)             (1,069,737)            (308,798)               (266,374)
Other income (expense):
  Amortization of goodwill &  intangible
    assets                                        (49,590)                (47,835)             (16,552)                (14,775)
  Interest                                       (203,890)               (118,181)             (76,643)                (42,714)
  Other                                             2,295                  (1,024)                 119                  (2,375)
                                             ------------            ------------         ------------            ------------
Total other income (expense)                     (251,185)               (167,040)             (93,076)                (59,864)
                                             ------------            ------------         ------------            ------------

Loss before income taxes                       (1,415,659)             (1,236,777)            (401,874)               (326,238)

Provision for income taxes                          7,710                   4,370                1,500                    (500)
                                             ------------            ------------         ------------            ------------

Net (loss)                                   $ (1,423,369)           $ (1,241,147)        $   (403,374)           $   (325,738)
                                             ============            ============         ============            ============


Basic and diluted (loss) per common
  Share                                      $       (.30)           $      (0.26)        $      (0.09)           $      (0.07)
                                             ============            ============         ============            ============
Weighted average number of common
  shares outstanding                            4,710,042               4,710,055            4,710,042               4,710,055
                                             ============            ============         ============            ============

See accompanying notes

                       Anchor Pacific Underwriters, Inc.

           Consolidated Statements of Shareholders' Equity (Deficit)

                                                                                     Additional
                               Common Stock               Preferred Stock             Paid-In       Accumulated
                            Shares       Amount        Shares         Amount          Capital        (Deficit)            Total
                       -----------------------------------------------------------------------------------------------------------
Balance at
12/31/98                  4,710,057     $94,201             -        $     -         $4,232,265     $(4,627,554)       $  (301,088)

Canceled stock
(fractional shares)              (2)          -             -              -                  -               -                  -

Net loss                          -           -             -              -                  -      (2,477,971)        (2,477,971)
                       -----------------------------------------------------------------------------------------------------------

Balance at
12/31/99                  4,710,055      94,201             -              -          4,232,265      (7,105,525)        (2,779,059)

Canceled stock
(fractional shares)             (13)          -             -              -                  -               -                  -

Shares issued, net
of direct cost                    -           -     1,853,300         37,066          1,926,522               -          1,963,588

Net loss                          -           -             -              -                  -      (1,423,369)        (1,423,369)
                      ------------------------------------------------------------------------------------------------------------

Balance at
9/30/00
(Unaudited)               4,710,042     $94,201     1,853,300        $37,066         $6,158,787     $(8,528,894)       $(2,238,840)
                      ------------------------------------------------------------------------------------------------------------

      See accompanying notes

              Anchor Pacific Underwriters, Inc. and Subsidiaries
                     Consolidated Statements of Cash Flows
                                  (unaudited)

                                                                                       Nine Months
                                                                                    Ended September 30,
                                                                         ----------------------------------------
                                                                             2000                        1999
Operating activities:
Net (loss)                                                               $ (1,423,369)               $ (1,241,147)
Items not requiring the current use of cash:
      Depreciation and amortization                                           184,312                     179,826
      Amortization of goodwill and other intangibles                           49,532                      21,416
Changes in items affecting operations:
      Accounts receivable                                                     162,040                      (2,723)
      Prepaid expenses and other current assets                                86,772                      17,082
      Other assets                                                            (12,997)                     35,846
      Accounts payable                                                       (544,657)                     87,825
      Accrued liabilities                                                     (96,941)                          -
                                                                         ------------                ------------
Net cash (used in) operating activities                                    (1,595,308)                   (901,875)
                                                                         ------------                ------------

Investing activities:
Purchases of property and equipment                                          (273,463)                   (304,437)
Net proceeds from sale of assets                                                    -                   2,165,003
                                                                         ------------                ------------
Net cash provided by (used in) investing activities                          (273,463)                  1,860,566
                                                                         ------------                ------------

Financing activities:
Preferred stock issued, net                                                 1,963,588                           -
Cash overdraft                                                                (55,926)                          -
Borrowings on long-term debt                                                  770,000                     225,000
Repayment on long-term debt and liabilities                                  (771,591)                 (1,181,407)
                                                                         ------------                ------------
Net cash provided by (used in) financing activities                         1,906,071                    (956,407)
                                                                         ------------                ------------

Net increase in cash and cash equivalents                                      37,300                       2,284
Cash and cash equivalents-corporate funds at
   beginning of period                                                              -                     138,139
                                                                         ------------                ------------
Cash and cash equivalents-corporate funds at
   end of period                                                         $     37,300                $    140,423
                                                                         ------------                ------------
Supplemental cash flow information:
Cash paid during the period for:
     Interest                                                                 165,139                $    118,181
                                                                         ------------                ------------
     Income taxes                                                               6,210                $      4,370
                                                                         ------------                ------------
Schedule of non-cash activities:
       Purchases of property and equipment
       from borrowings on long-term debt                                 $    430,040                $          -

          See accompanying notes

              ANCHOR PACIFIC UNDERWRITERS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                              September 30, 2000

NOTE 1 - BASIS OF PRESENTATION
------------------------------

          The accompanying unaudited consolidated financial statements of Anchor Pacific Underwriters, Inc. and its subsidiaries ("Anchor" and/or "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in Anchor's Annual Report on Form 10-K for the year ended December 31, 1999.

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

          Effective March 9, 2000, the Company and Ward entered into a Securities Purchase Agreement ("Agreement") which superseded and replaced in its entirety the binding Letter Agreement dated February 18, 2000 and letter of intent dated November 29, 1999. The Agreement provides that Ward would purchase from the Company a package of debt and equity securities and that it would make available a $1,000,000 loan facility. The specific securities and facility are described below:

          (a) Series E Convertible Debentures (the Series E Debentures"). The Series E Debentures have a two year term; conversion price of $0.50 per share and "Piggyback" registration rights for three years. For each $5,000 of Series E Debentures acquired, Ward received a five year warrant to acquire 3,000 shares of the Company's common stock at an exercise price of $0.50 per share. The Series E Debentures are subordinate to the Company's "Senior Debt" (as defined in the Series E Debentures) and are superior to all other debentures of the Company, including without limitation the Series A, B, C and D debentures previously issued by Anchor, and shall constitute "Senior Debt" for purposes of those debentures. As of September 30, 2000, Ward has invested $500,000 in the Series E Debentures;

          (b) a $200,000 bridge loan facility to the Company evidenced by a promissory note ("Bridge Loan"); bearing interest at the rate of 10% per annum with a maturity date of July 1, 2000. The principal amount and all accrued interest under the Bridge Loan were applied by Ward toward the purchase of Series A Convertible Preferred Stock, described below;

          (c) 1,853,300 shares of Series A Convertible Preferred stock ("Series A Preferred") at a purchase price of $2,000,000, which constitute 62.6% of Anchor's common stock on a fully diluted basis; and

          (d) a $1,000,000 convertible loan facility (the "Convertible Loan") which was made available immediately following the closing of the purchase of the Series A Preferred. The Convertible Loan is convertible, at Ward's option, into shares of Series A Preferred stock which are further convertible into a number of shares of common stock, which, when added to the shares of common stock issued or issuable pursuant to the Series E Debentures (not including the warrants accompanying the Series E Debentures) and other shares of Series A Preferred issued to Ward, would constitute 73.5% of the Company's common stock on a fully diluted basis following such conversion, assuming the maximum amount of $1,000,000 was borrowed by the Company pursuant to the Convertible Loan. As of September 30, 2000, the Company has borrowed the entire $1,000,000 available under the terms of the Convertible Loan. In addition, the Company has borrowed $100,000 from Ward pursuant to a demand loan.

     Under the terms of the Agreement, Ward agreed that during the 36 month period following the closing of the transaction it would not make any further acquisitions of Anchor's securities (other than as contemplated by the Agreement and the agreements and transactions contemplated thereby) unless Ward first made either a tender offer (the "Tender Offer") to buy all of the shares of Anchor's common stock not then owned by Ward or its affiliates, or an offer to acquire all such shares by way of a cash merger (the "Merger"), at a purchase price equal to the greater of: (i) $0.80 per share (as adjusted for stock splits,
             -------
combinations or dividends with respect to such shares) or (ii) the price per share determined by assuming the value of Anchor to be equal to Anchor's earnings before interest and taxes ("EBIT") for the 12 full calendar months preceding the month in which the offer is made, multiplied by six and divided by the number of shares outstanding of the Company on a fully diluted basis.

     In connection with the transaction, all of Company's directors resigned with the exception of James R. Dunathan. Gordon Silverstein, Donald Putnam and
R. William MacCullough resigned on March 9, 2000. Earl Wiklund, Audie Dudum, James Wieking, Michael Sanford, Lawrence Hayes and Steven Gonsalves resigned on March 14, 2000. As the sole remaining director, Mr. Dunathan appointed Jeffrey
S. Ward, Kevin P. Jasper, Russ A. Whitmarsh, Gerard A.C. Bakker, William Beasley and John F. Darden to the Board of Directors. As of September 30, 2000, William Beasley and James R. Dunathan have resigned as directors.

NOTE 3 - DISCONTINUED OPERATIONS
--------------------------------

     During the period from 1990 through 1996, Anchor expanded its property and casualty business by acquiring certain assets, including insurance brokerage accounts. In 1994 Anchor acquired a property and casualty insurance brokerage company, Putnam, Knudsen & Wieking, Inc. ("PKW"). Shortly thereafter it consolidated all of its property and casualty insurance brokerage business under PKW. After evaluating trends in the insurance industry in mid-1998, the Board of Directors of Anchor decided to sell its property and casualty business and to focus on its third-party administration business conducted through its wholly-owned (direct and indirect) subsidiaries, Harden & Company Insurance Services, Inc. and (Harden & Company of Arizona, Inc. "Harden"). Harden subsequently changed its name to Ward Benefits Administrators & Insurance Services, Inc. ("Ward BA"). Effective December 31, 1998, Anchor sold substantially all the assets of PKW to an unrelated third party for approximately $2,250,000 in cash. The proceeds derived from the asset sale were largely used to reduce debt and to make additional financial resources available for working capital needs and third-party administration opportunities.

     In 1999, Anchor caused PKW to change its name to Shelby Insurance Services, Inc. ("Shelby"). Effective March 9, 2000, Anchor sold all of the capital stock of Shelby to James R. Dunathan, a prior member of the Board of Directors.

NOTE 4 - CONTINGENCIES
----------------------

     Anchor is subject to certain legal proceedings and claims arising in the ordinary course of its business. It is management's opinion that the resolution of these claims will not have a material effect on Anchor's consolidated financial position.

NOTE 5 - 10% CONVERTIBLE SUBORDINATED DEBENTURES
------------------------------------------------

     In 1995, Anchor issued $370,000 of 10% Convertible Subordinated Debentures (the "Debentures"). Investors holding $270,000 of the Debentures, converted the Debentures into Anchor's common stock at $1.35 per share. These conversions reduced Anchor's outstanding indebtedness by $270,000 and, in turn, increased shareholders' equity by $270,000. On March 15, 2000, Anchor repaid the remaining outstanding Debentures ($60,000) with the proceeds from the Series A Preferred shares purchased by Ward.

NOTE 6 - SUBORDINATED BRIDGE NOTES AND WARRANT
----------------------------------------------

     During 1996, Anchor raised $225,000 from qualified investors through the issuance of 10% Subordinated Bridge Notes with a Warrant to Purchase Shares of Anchor Common Stock ("Bridge Notes"). In February 1997, Anchor offered the purchasers of said Bridge Notes an opportunity to either change the terms of the warrants underlying the Bridge Notes or to participate in the 1997 Offering (discussed below), by exchanging the Bridge Notes. The basic terms of the two alternatives were: (a) in lieu of receiving a five year warrant to purchase 1,000 shares of Anchor common stock at a purchase price of $1.75 per share, for every $10,000 in principal invested, the purchaser would receive a five year warrant to purchase 2,000 shares of Anchor common stock at a purchase price of $1.35 per share; or (b) be allowed to participate in the 1997 Offering by exchanging the Bridge Notes and receiving in return (i) interest at the rate of 10% per annum up to the date of conversion; (ii) Anchor common stock in place of the Bridge Notes at a conversion price equal to $0.90 per share; and (iii) a five year warrant, equal to the number of shares issued in place of the Bridge Notes, with the right to purchase Anchor's common stock at a purchase price of $0.90 per share. Purchasers representing $180,000 of said Bridge Notes chose alternative (a) above, and the remaining $45,000 chose alternative (b) above.
On March 15, 2000, Anchor repaid the remaining $80,000 of said Bridge Notes with the proceeds from the Series A Preferred shares purchased by Ward.

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

NOTE 8 - 10% CONVERTIBLE SUBORDINATED DEBENTURES, SERIES B
----------------------------------------------------------

     At the end of the third quarter 1998, Anchor commenced raising additional funds by offering 10% Convertible Subordinated Debentures, Series B (the "Series B Debentures"). Anchor raised $495,000, $200,000 from its primary bank lender and the remaining $295,000 from qualified investors. Anchor utilized the proceeds from the Series B Debentures to fund current working capital needs.
The basic terms of the Series B Debentures were: (a) 10% interest, payable semi-annually in arrears; (b) two year maturity; (c) conversion price of $0.50 per share; (d) "Piggyback" registration rights for three years; (e) for each $5,000 of Series B Debentures acquired, an investor received a five year warrant to acquire 2,000 shares of Anchor common stock at an exercise price of $0.50 per share; and (f) subordination provisions that subordinated the Series B Debentures to Anchor's "Senior Debt" (as defined in the Series B Debentures). The Series B Debentures contained a provision that permitted Anchor to redeem all or a portion of their Series B Debentures, at par, plus any outstanding interest, in the event Anchor sold PKW for an amount in excess of $2 million. Anchor sold substantially all of the assets of PKW for $2,250,000 cash,
effective December 31, 1998.   As a result of the December 31, 1998 sale of PKW
in excess of $2 million, Anchor repurchased $230,000 of the Series B Debentures including $200,000 from its primary lender. On March 15, 2000, Anchor repaid $145,000 of the outstanding Series B Debentures with the proceeds from the Series A Preferred shares purchased by Ward. As of September 30, 2000, $120,000 of the Series B Debentures remained outstanding.

NOTE 9 - 10% CONVERTIBLE SUBORDINATED DEBENTURES, SERIES C
----------------------------------------------------------

     During the first nine months of 1999, Anchor raised $179,000 from qualified investors by offering 10% Convertible Subordinated Debentures, Series C (the "Series C Debentures"). Anchor utilized a substantial portion of the proceeds from the Series C Debentures to fund current working capital needs. The basic terms of the Series C Debentures were: (a) 10% interest, payable semi-annually in arrears; (b) two year maturity; (c) conversion price of $0.60 per share; (d) "Piggyback" registration rights for three years; (e) for each $5,000 of Series C Debentures acquired, an investor received a five year warrant to acquire 2,000 shares of Anchor common stock at an exercise price of $0.60 per share; and (f) subordination provisions that subordinated the Series C Debentures to Anchor's "Senior Debt" (as defined in the Series C Debentures).

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

NOTE 10 - 10% CONVERTIBLE SUBORDINATED DEBENTURES, SERIES D
-----------------------------------------------------------

     During the last three months of 1999, Anchor raised an additional $100,000 from other qualified investors by offering 10% Convertible Subordinated Debentures, Series D (the "Series D Debentures"). Anchor utilized a substantial portion of the proceeds from the Series D Debentures to fund current working capital needs. The basic terms of the Series D Debentures were: (a) 10% interest, payable semi-annually in arrears; (b) two year maturity; (c) conversion price of $0.50 per share; (d) "Piggyback" registration rights for three years; (e) for each $5,000 of Series D Debentures acquired, an investor received a five year warrant to acquire 3,000 shares of Anchor common stock at an exercise price of $0.50 per share; and (f) subordination provisions that subordinated the Series D Debentures to Anchor's "Senior Debt" (as defined in the Series D Debentures). As of September 30, 2000, $244,000 of the Series D Debentures remained outstanding.

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

     On December 22, 1997, the bank that provided Anchor with the $1,600,000 term loan also provided Anchor with a $250,000 loan to support current working capital needs of Anchor in connection with its expansion in Portland, Oregon.

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

     On September 30, 1999, a new term loan in the amount of $931,485 was entered into between Anchor and the bank combining both the balances owing on the $1,741,841 term loan and the $250,000 bank loan. The basic terms of this new term loan are: (a) monthly interest payments equal to bank's prime rate, plus 2.5%; (b) a maturity date of October 7, 2002; and (c) monthly principal payment in installments of $16,500 which began on

November 7, 1999. All other terms and conditions contained in the term loan dated September 30, 1997, (except for the provision which required 75% of Anchor's monthly EBITDA to be applied to principal payments which had been deleted earlier) including all amendments thereto and replacements therefor, remain operative. The Company is not currently in compliance with the loan covenants. Management is currently negotiating an amendment to the agreement.

NOTE 12 - SUBSEQUENT EVENTS
---------------------------

The Company closed its Concord, California office in November, 2000. Claims administration activities formerly performed in Concord were moved to the Arizona and Oregon locations. The Company's corporate office was moved to San Diego, California. A customer service office was opened in San Antonio, Texas in September, 2000.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Background

     Since its inception, Anchor has expanded its insurance and third-party administration service capabilities through internal growth as well as a series of acquisitions. The employee benefits business of Anchor is conducted through Ward BA and its wholly owned subsidiaries, formerly known collectively as Harden Group, and primarily involves third-party health benefits administration activities. This business group engages in designing, implementing and administering health benefit plans for small to medium sized employer groups. Administration services provided by Ward BA include receiving and managing employer plan contributions and/or premium payments, monitoring employee and dependent eligibility, preparing required government and tax reports, handling day-to-day administration, reviewing and analyzing claims data for coverage, and managing the claims settlement process. Anchor, through Ward BA, also helps develop insurance products and services tailored to the specific needs of the client, provides risk analysis and conducts loss control and cost studies for insurance companies and self-insured employers. As compensation for its claims administration services, Ward BA generally receives fees based either on a percentage of premiums collected or on a per capita basis.

     Anchor continues to take steps to strengthen Ward BA's management and sales and marketing staff and is currently re-organizing the entire division, including completion of the Company's computer systems consolidation. In connection with the financing by Ward, management renamed Harden & Company Insurance Services, Inc. to Ward Benefits Administrators & Insurance Services, Inc. ("Ward BA").

Results of Operations - Nine Months Ended September 30, 2000 and 1999

Reclassifications

     The prior years' balances detailed below have been reclassified to conform with the current year presentation of operations.

Revenues

     Total Revenues. Total revenues for the nine months ended September 30, 2000, were $6,902,441, a decrease of $589,246 or 7.9%, as compared to $7,491,687 in revenues for the same period in 1999. The decrease in revenue in this nine month period was primarily due to the declining revenue in Ward BA's California and Arizona offices, resulting from the Company's plan to close its Concord, California office, and customer service deficiencies which resulted in the loss of business. Management expects revenues to decline in the quarter ended December 31, 2000, and subsequently increase in 2001 due to a planned expansion into Midwest markets, and improved customer service. Anchor's revenues vary from quarter to quarter as a result of the timing of policy renewals and net new/lost business production, whereas expenses are fairly uniform throughout the year.

     Fees. Fees from Ward BA services for the first nine months of 2000, were $6,888,802, a decrease of $589,798 or 7.9%, as compared to $7,478,600 in fees
for the same period in 1999.   This decrease in fee income is the direct result
of declining revenue generated from Ward BA's California and Arizona offices (see discussion above).

     Fee revenues generated by Anchor in the first nine months of 2000 from third-party administration services consist of revenues generated by Ward BA. The third-party administration revenues are primarily derived from: (a) an insurance product underwritten by one insurance carrier, which is A- (Excellent); (b) the administration of insurance programs underwritten by various insurance carriers for a number of self-insured employers; and (c) dental insurance administration. Self-insurance is an alternative to fully insured programs in which a client assumes a manageable portion of its insurance risks, usually (although not always) placing the less predictable and larger loss exposure with an excess insurance carrier.

     Interest Income. Interest income consists of interest earned on funds held in fiduciary accounts and interest earned on investments. Interest income was $13,639 and $13,087 for the nine months ended September 30, 2000 and 1999, respectively.

Expenses

     Total Expenses. Total operating expenses for the first nine months of 2000, were $8,066,915, a decrease of $494,509 or 5.8% as compared to operating expenses of $8,561,424 for the same period in 1999. As discussed below, the decrease in total expenses resulted primarily from a decrease in employee compensation and benefits resulting from management's cost control measures.

     Employee Compensation and Benefits. Employee compensation and benefits for the first nine months of 2000, were $4,860,692, a decrease of $599,787 or 10.9% as compared to $5,460,479 for the same period in 1999. The decrease related primarily to management's cost control measures in response to the reduction in revenues, and consolidation of corporate support functions.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $3,206,223 and $3,100,945 for the nine months ended September 30, 2000 and 1999, respectively. The $105,278 or 3.4% increase in 2000, as compared to 1999, resulted primarily from increased communication, legal and accounting costs. General and administrative expenses include rent, travel, insurance, postage, telephone, supplies and other miscellaneous expenses.

     Interest Expense. Interest expense was $203,890 and $118,181, for the first nine months of 2000 and 1999, respectively. The increase in interest expense of $85,709 in the first nine months of 2000, as compared to the same period in 1999, was due to the increase in borrowings under the bank term loan and the Convertible Loan, the issuance of additional debentures, as well as increases in interest rates.

     Amortization of Goodwill and Other Intangibles. Goodwill represents the excess of the cost of acquisitions over the fair value of net assets acquired. Other intangibles include covenants not to compete, customer lists and other contractual rights. Amortization of goodwill and other intangibles was $49,590 and $47,835, for the first nine months of 2000 and 1999, respectively.

Income Taxes

     Anchor's expense for income taxes was $7,710 for the first nine months of 2000 as compared to $4,370 for the first nine months of 1999.

Results of Operations -- Quarters Ended September 30, 2000 and 1999

Reclassifications

     The prior years' balances detailed below have been reclassified to conform with the current year presentation of operations.

Revenues

     Total Revenues. Total revenues for the third quarter of 2000, were $2,158,170, a decrease of $300,124 or 12.2%, as compared to 1999 third quarter revenues of $2,458,294. The decrease in revenue in this three month period was primarily due to the declining revenues in Ward BA's California and Arizona offices, resulting from the Company's plan to close its Concord, California office, and customer service deficiencies which resulted in the loss of business. Management expects revenues to decline in the quarter ended December 31, 2000, and subsequently increase in 2001 due to a planned expansion into Midwest markets, and improved customer service. Anchor's revenues vary from quarter to quarter as a result of the timing of policy renewals and net new/lost business production, whereas expenses are fairly uniform throughout the year.

     Fees. Fees from Ward BA services for the third quarter of 2000, were $2,151,792, a decrease of $302,371 or 12.3%, as compared to $2,454,163 in fees
for the same period in 1999.   This decrease in fee income is the direct result
of declining revenue generated from Ward BA's California and Arizona offices (see discussion above).

     Fee revenues generated by Anchor in the third quarter of 2000 from third-party administration services consist of revenues generated by Ward BA. The third-party administration revenues are primarily derived from: (a) an insurance product underwritten by one insurance carrier, which is A- (Excellent); (b) the administration of insurance programs underwritten by various insurance carriers for a number of self-insured employers; and (c) dental insurance administration. Self-insurance is an alternative to fully insured programs in which a client assumes a manageable portion of its insurance risks, usually (although not always) placing the less predictable and larger loss exposure with an excess insurance carrier.

     Interest Income. Interest income consists of interest earned on funds held in fiduciary accounts and interest earned on investments. Interest income was $6,378 and $4,131 for the quarters ended September 30, 2000 and 1999, respectively.

Expenses

     Total Expenses. Total operating expenses for the third quarter of 2000, were $2,466,968, a decrease of $257,700 or 9.5% as compared to operating expenses of $2,724,668 for the same period in 1999. As discussed below, the decrease in total expenses resulted primarily from a decrease in employee compensation and benefits resulting from management's cost control measures.

     Employee Compensation and Benefits. Employee compensation and benefits for the third quarter of 2000, were $1,344,067, a decrease of $388,939 or 22.4% as compared to $1,733,006 for the same period in 1999. The decrease related primarily to management's cost control measures in response to the reduction in revenues, and consolidation of corporate support functions.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $1,122,900 and $991,662 for the quarters ended September 30, 2000 and 1999, respectively. The $131,238 or 13.2% increase in 2000, as compared to 1999, resulted primarily from increased communication, legal and accounting costs. General and administrative expenses include rent, travel, insurance, postage, telephone, supplies and other miscellaneous expenses.

     Interest Expense. Interest expense was $76,643 and $42,714, for the third quarter of 2000 and 1999, respectively. The increase in interest expense of $33,929 in the third quarter of 2000, as compared to the same period in 1999, was due to the increase in borrowings under the bank term loan and the Convertible Loan, the issuance of additional debentures, as well as increases in interest rates.

     Amortization of Goodwill and Other Intangibles. Goodwill represents the excess of the cost of acquisitions over the fair value of net assets acquired. Other intangibles include covenants not to compete, customer lists and other contractual rights. Amortization of goodwill and other intangibles was $16,552 and $14,775, for the third quarter of 2000 and 1999, respectively.

Income Taxes

     Anchor's expense for income taxes was $1,500 for the third quarter of 2000 as compared to a $500 income tax benefit reported for the third quarter of 1999.

Liquidity and Capital Resources

     Anchor reported net cash flows used by operations of $1,595,308 for the nine months ended September 30, 2000, compared to net cash flows used by operations of $901,875 for the same period in 1999. During the first nine months of 2000, Anchor met its operating and capital needs with the proceeds from the Series A Preferred shares purchased by Ward and borrowings under the Series E Debentures and the Convertible Loan (as further discussed in footnote 2 to the Financial Statements, above).

     Capital and certain acquisition related expenditures were $703,503 and $304,437 for the nine months ended September 30, 2000 and 1999, respectively. The 2000 expenditures primarily involved expenditures related to software development and implementation and hardware to update the eligibility and claims processing system.

     Short-term borrowings, current portion of long-term debt and current portion of long-term liabilities at September 30, 2000, totaling in the aggregate $729,489 (as compared to $982,589 at December 31, 1999), consisted of: (a) $198,000 representing the current portion of the term bank loans further described in footnote 11 to the Financial Statements, above; (b) $69,037 representing deferred rent with regard to certain real property leased by Anchor; (c) $120,000 of Series B Debentures; (d) $144,000 of Series D Debentures; (e) $100,000 outstanding under the demand loan from Ward; and (f) approximately $98,452 for certain other current liabilities.

     At September 30, 2000, long-term liabilities and long-term debt, less the current portion discussed above, totaled $2,429,161 (as compared to $1,747,612 December 31, 1999), and primarily consisted of: (a) $551,986 representing the long-term portion outstanding under a term bank loan further described in footnote 11 to the Financial Statements, above; (b) approximately $223,289 representing deferred rent with regard to certain real property currently leased by Anchor; (c) $1,000,000 outstanding under the Convertible Loan further described in footnote 2 to the Financial Statements, above; (d) $100,000 of Series D Debentures; (e) $500,000 of Series E Debentures; and (f) approximately $53,886 for certain other long-term liabilities.

     Anchor will require funds in excess of those presently available to satisfy the Company's projected working capital and capital expenditure needs in the normal course of business for the next twelve months. There can be no assurance that Anchor will be able to raise additional working capital on acceptable terms, if at all. In the event that Anchor is unable to raise additional working capital, further measures would be necessary including, without limitation, the sale or consolidation of certain operations, the delay, cancellation or scale back of certain operations and other actions. No assurance can be given that such measures would not materially adversely affect Anchor's business, or that such measures would be sufficient to generate operating profits in future periods. Certain of such measures may require third party consents or approvals, including Anchor's financial institution, and there can be no assurance that such consents or approvals can be obtained.

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

     Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified based on current expectations. Consequently, future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements contained in this Quarterly Report. Statements in this Quarterly Report, particularly in the Notes to Financial Statements and Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, describe certain factors, among others, that could contribute to or cause such differences. Such forward-looking statements involve risks and uncertainties, and actual results could differ from those described herein. While the statements represent management's current judgment as to the near-term future prospects of its business, such risks and uncertainties could cause actual results to differ from the above statements. Factors which could cause actual results to differ include the following: Ward BA's relationship with new insurance carriers and marketing partners and their ability to effectively provide third-party administration services; controlling operating costs; the impact of competitive products, pricing and services; the availability of capital to finance operations and future expansion; the cyclical nature of the health insurance markets; and unanticipated regulatory changes. Additionally, on March 9, 2000 Anchor entered into an Agreement with Ward pursuant to which there was a change in both the ownership structure and the composition of the Board of Directors. Other risk factors are detailed in Anchor's filings with the Securities and Exchange Commission. Anchor assumes no obligation to update forward-looking statements.

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

     Anchor's current strategy is to focus on expanding its third-party administration services division by: (a) marketing and promoting a new brand and image under the name Ward Benefits Administrators & Insurance Services, Inc.; (b) intensifying its marketing activities to Ward's existing client base, shareholders and brokerage relationships; and (c) improving customer retention through improved service levels enabled by the Company's new technology and its additional service location in Texas. Anchor also intends to consider additional acquisition and merger opportunities in the third-party administration services business.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

     James R. Dunathan, a former officer and director of Anchor, filed a complaint in the Superior Court of California, County of Contra Costa on July 31, 2000 identifying Anchor, Ward North America Holding, Inc. ("Ward") and certain unnamed individuals as defendants. The complaint alleges four causes of action, including breach of contract, breach of an implied covenant, and fraud by Anchor Pacific, and alleges intentional interference with existing and prospective relationships by Ward. The complaint seeks relief in the form of payment under Dunathan's contract and severance agreement, payment under Dunathan's consulting agreement, lost benefits, damages for emotional distress, punitive damages, and attorney fees and costs. Management believes that Mr. Dunathan's claims are without merit and intends to vigorously defend Anchor's position.

     In addition to the foregoing, Anchor and its subsidiaries are parties from time to time to various lawsuits that arise in the normal course of business. Management is not aware of any lawsuits to which Anchor or its subsidiaries is currently a party or to which any property of Anchor or any of its subsidiaries is subject, which might materially adversely affect the financial condition or results of operations of Anchor.

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


                                           ANCHOR PACIFIC UNDERWRITERS, INC.



Date:   November 16, 2000                  /s/ Jeffrey S. Ward
      -----------------------------      ------------------------------------
                                           Jeffrey S. Ward
                                           President and Chief Executive Officer



Date:   November 16, 2000                  /s/ John F. Darden
      -----------------------------      -------------------------------------
                                           John F. Darden
                                           Chief Financial Officer