Form 10-K
period 2000-12-31
ANCHOR PACIFIC UNDERWRITERS INC
filed 2002-02-08
CIK 317781

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                              ____________________

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Fiscal Year Ended December 31, 2000

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from [   ] to [   ]

                         Commission File Number: 0-9628

                              ____________________

                        ANCHOR PACIFIC UNDERWRITERS, INC.

               (Exact name of Anchor as specified in its charter)

                      Delaware                                 94-1687187
            (State or other jurisdiction of                 (I.R.S. Employer
            incorporation or organization)                 Identification No.)

                  610 West Ash Street                             92101
                 San Diego, California                         (Zip Code)
       (Address of principal executive offices)

         Anchor's telephone number, including area code: (619) 557-2777

           Securities registered pursuant to Section 12(b) of the Act:

                                      None

           Securities registered pursuant to Section 12(g) of the Act:

                          Common stock, $.02 par value

                              ____________________

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [_] Yes [X] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S) 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 2001 was $136,587.

     As of December 31, 2001, the registrant had 4,709,910 shares of common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                          Exhibit Index is on page 32.

                        ANCHOR PACIFIC UNDERWRITERS, INC.

                                TABLE OF CONTENTS

PART I ........................................................................................................   2

  Item 1.  Business ...........................................................................................   2
  Item 2.  Properties .........................................................................................  13
  Item 3.  Legal Proceedings ..................................................................................  13
  Item 4.  Submission of Matters to a Vote of Security Holders ................................................  14

PART II .......................................................................................................  14

  Item 5.  Market for Anchor's Common Equity and Related Shareholder Matters ..................................  14
  Item 6.  Selected Financial Data ............................................................................  15
  Item 7.  Management's Discussion And Analysis Of Financial Condition And Results Of Operations ..............  16
  Item 8.  Financial Statements and Supplementary Data ........................................................  25
  Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure ...............  25

PART III ......................................................................................................  27

  Item 10. Directors and Executive Officers of the Anchor .....................................................  27
  Item 11. Executive Compensation .............................................................................  29
  Item 12. Security Ownership of Certain Beneficial Owners and Management .....................................  30
  Item 13. Certain Relationships and Related Transactions .....................................................  30

PART IV .......................................................................................................  32

  Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K ...................................  32

    SAFE HARBOR STATEMENT UNDER THE SECURITIES LITIGATION REFORM ACT OF 1995

     This Annual Report on Form 10-K contains forward-looking statements within the meaning of that term under the Private Securities Litigation Reform Act of 1995. Additional written or oral forward-looking statements may be made by Anchor from time to time, in filings with the Securities and Exchange Commission or otherwise. Statements contained herein that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions referenced above. In addition, when used in this discussion, the words, "anticipates," "expects," "intends," "plans" and variations thereof and similar expressions are intended to identify forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, based on current expectations. Consequently, future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward- looking statements contained in this Annual Report. Statements in this Annual Report, particularly in the Notes to Financial Statements and Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations describe certain factors, among others, that could contribute to or cause such differences. Such forward-looking statements involve risks and uncertainties, and actual results could differ from those described herein. While the statements represent management's current judgment as to the near-term future prospects of its business, such risks and uncertainties could cause actual results to differ from the above statements. Factors which could cause actual results to differ include the following: controlling operating costs; the impact of competitive products, pricing and services; the availability of capital to finance operations and future expansion; and unanticipated regulatory changes. Other risk factors are detailed in Anchor's filings with the Securities and Exchange Commission. Anchor assumes no obligation to update forward-looking statements.

                                     PART I

Item 1.  Business

Summary

          Anchor Pacific Underwriters, Inc., is a holding company with: (a) a wholly-owned operating subsidiary, Spectrum Managed Care of California, Inc., ("Spectrum CA") engaged in telephonic medical case management and utilization review; and (b) other direct and indirect subsidiaries that were engaged in employee accident and health benefit plan administration prior to January 2002 but are now dormant with no ongoing business activities. Anchor Pacific Underwriters, Inc., and its subsidiaries shown in the table below are collectively referred to as "Anchor" and/or the "Company" unless the context otherwise requires.

ANCHOR PACIFIC UNDERWRITERS, INC.
(a Delaware corporation)
Business: Holding Company

              SPECTRUM MANAGED CARE OF CALIFORNIA, INC.
         ---- (a Delaware corporation  wholly-owned by Anchor Pacific
              Underwriters, Inc.)
              Business: Telephonic Medical Case Management & Utilization Review (Commenced January 2001)

              WARD BENEFITS ADMINISTRATORS & INSURANCE SERVICES, INC.
         ---- formerly known as Harden & Company Insurance Services, Inc.
              (a California corporation wholly-owned by Anchor Pacific
              Underwriters, Inc.)
              Business: Employee Accident & Health Benefit Plan Administration (Discontinued January 2002)


                -----------------------------------------------

  HARDEN & COMPANY OF ARIZONA, INC.                          PACIFIC HERITAGE ADMINISTRATORS OF
     formerly known as Benefit Resources, Inc.                            NEVADA, INC.
  (an Arizona corporation wholly-owned by Ward                (a Nevada corporation wholly-owned by Ward
Benefits Administrators & Insurance Services, Inc.)         Benefits Administrators & Insurance Services, Inc.)
Business: Employee Accident & Health Benefit Plan          Business: Dormant - Formerly Employee Accident & Health
  Administration (Discontinued September 2001)                     Benefit Plan Administration

          In March 2000, Ward North America Holding, Inc. ("WNAH") purchased 1,853,300 shares of Series A Convertible Preferred Stock of Anchor representing approximately 79% of the Company's outstanding voting securities on an as-converted basis. WNAH is a privately held holding company with operating subsidiaries providing diversified loss claims and managed care services to the insurance industry with approximately 55 offices in the U.S. and 4 offices in Canada. WNAH's largest equity holders include CEO, Jeffrey Ward, Mutual Risk Management (NYSE: MM), Benfield-Blanch and Employers Reinsurance Corporation. As of December 31, 2000 and 2001, all of the Company's directors were officers of WNAH.

          Anchor received cash proceeds of $2,000,000 from the sale of Series A Convertible Preferred stock to WNAH in March 2000. In addition, WNAH provided the Company with up to $1,000,000 of working capital through a convertible credit facility in connection with the stock purchase. Approximately $1,800,000 of the Company's new working capital was immediately applied toward the satisfaction of delinquent and maturing debt obligations, employee severance payments, and other expenses.

          At the time WNAH purchased Anchor stock, the Company's sole business was the performance of third-party employee accident and health benefit plan administration and related services by two subsidiaries, Ward Benefits Administrators & Insurance Services, Inc., ("WBAIS"), formerly known as Harden & Company

Insurance Services, Inc., ("Harden-CA"), and Harden & Company of Arizona, Inc., ("Harden-AZ"). Shortly following the WNAH transaction, Harden-CA and Harden-AZ discontinued the use of their common trade name "Harden Group" in favor of "Ward Benefits Administrators" ("WBA" or "WBA companies") in an effort to leverage the brand identity and industry relationships of the Company's new majority shareholder.

          In 2000, WBA designed, implemented and administrated accident and health benefit plans for small to medium sized employer groups. WBA's services included: billing; receiving and managing employer plan contributions and/or insurance premium payments; monitoring and maintaining employee and dependent eligibility; preparing required government and tax reports; responding to employee and provider information requests; reviewing and adjudicating benefit claims for coverage; and generally fulfilling the benefits claims settlement process. As compensation for such services, WBA typically received fees based on a percentage of insurance premiums collected, or a monthly service fee determined in accordance with a per capita fee schedule. In conjunction with their benefits plan administration activities, the WBA companies re-marketed the services of preferred provider organizations, prescription drug providers and various managed care providers to its customers. WBA also derived revenue from commissions on stop-loss and excess insurance policies covering self-funded accident and health benefit plans it administered. WBA's customer base in 2000 consisted of small, private sector employers and insured groups in the Western United States, primarily concentrated in California, Arizona, Oregon and Texas. The WBA companies maintained offices in Portland, Oregon, Concord, California, and Scottsdale, Arizona during the year.

          In early 2000, the Company planned to reorganize its management, convert WBA's benefits plan administration business onto a single software application, standardize operating procedures, and significantly increase employee benefits plan administration revenues with referrals from WNAH's shareholders and strategic relationships. The company's working capital was insufficient to complete the turn around of WBA's employee health benefit plan administration business. The WBA companies continued to incur operating losses throughout the year as terminating accounts greatly outnumbered new ones. Market conditions contributed to WBA's inability to generate new self-insured benefit plan administration business as premiums for excess and stop-loss insurance increased substantially in 2000 over prior years' rates. Furthermore, many insurers and underwriters withdrew from or refused to quote new and renewal self-insured cases. The anticipated synergies with WNAH's client, broker and insurer relationships failed to materialize and the Company received little new benefits plan administration business from WNAH's shareholders. The Company did not realize cost savings due to delays and cost overruns in planned information technology upgrades and computer systems conversions intended to greatly increase operating efficiencies. WBA attempted to mitigate declining revenues by reducing staff and other operating costs during the year. WBA's Concord, California office was closed in November 2000. The Company's total employment at year end 2000 was 98 compared to approximately 170 in April 2000.

          As a result of WBA's on-going operating losses and the Company's under-capitalization, Anchor's Board of Directors (the "Board") directed management to attempt to raise additional working capital. Additionally, management and the Board began investigating alternative product and service lines to diversify the Company's business. The Company identified the managed care business as an expansion alternative offering favorable prospects and potential synergies with WNAH's other subsidiaries.

          The Company began to diversify its business by purchasing substantially all of the assets and business of Novaeon, Inc., ("Novaeon") from Novaeon's Chapter 11 bankruptcy estate on January 12, 2001. Novaeon was a national managed care service provider formed in 1998 through the acquisition and consolidation of regional managed care entities. Prior to its bankruptcy, Novaeon performed utilization review, peer review, pre-certification, medical bill review and both telephonic and field medical case management services on a national basis. Legion Insurance Company financed the transaction by providing Anchor a $2,000,000 loan arranged by WNAH. The acquired assets and remaining loan proceeds were subsequently transferred to a new Anchor subsidiary, Spectrum Managed Care of California, Inc., ("Spectrum CA"), which is presently engaged in a national telephonic medical case management and utilization review business (See Recent Developments).

          The declining revenues of the WBA companies outpaced their operating cost reductions in 2001. Significant customer accounts of Harden - AZ and WBAIS terminated in the second quarter of 2001. Anchor's inability to raise working capital and the WBA companies' rapidly deteriorating financial condition and business prospects caused both companies to commence discussions with potential acquirers of their business in June 2001. Further revenue losses caused Harden-AZ to close its Scottsdale, Arizona and San Antonio, Texas offices, transition its few remaining accounts to other administrators, and discontinue business operations by September 2001. WBAIS's accident and health plan administration business was consolidated into its Portland, Oregon and Wheaton, Illinois offices at that time.

          By late 2001, WBAIS customers' dissatisfaction with its limited information systems capabilities and service levels had reached the point that it appeared likely that most, if not all, of WBAIS's customers would terminate their service agreements by the end of the first quarter of 2002, if not sooner. Furthermore, WBAIS's mounting trade debt, continuing operating losses and lack of working capital made it unlikely WBAIS could remain in business and service customers through the first quarter of 2002. In January 2002, WBAIS concluded negotiations with Loomis Management Company, Inc., a major employee health plan insurance broker and administrator. The parties reached an agreement intended to meet the ongoing service needs of WBAIS's customers and mitigate the potential harm to them from the foreseeable cessation of WBAIS's operations. The agreement also sought to preserve the value of WBAIS's remaining customer relationships for the benefit of the company, its creditors, and Anchor.

          The agreement, effective as of January 1, 2002, provided for WBAIS and its affiliates to introduce customers to a newly-formed company, Loomis Benefits West, Inc., ("LBW"). In exchange for the referrals, LBW agreed to pay WBAIS periodic referral fees based on LBW's gross revenue for a period of ten (10) years commencing January 1, 2002. Management introduced its remaining customers to LBW and provided assistance in the transition of accounts electing to retain LBW. WBAIS completed the wind down of its employee benefits plan administration business and terminated all remaining employees by the end of January 2002 (See Recent Developments).

          Beginning in February 2002, the Company will dedicate its financial and personnel resources to growing the managed care business of Spectrum CA.

Background

          Anchor was organized in 1986 as a California general partnership for the specific purpose of acquiring Harden & Company Insurance Services, Inc., a third-party employee benefits administrator ("Harden"). Anchor was reorganized as a private California corporation in March 1987, and reincorporated in January 1995, as a Delaware corporation in connection with a merger with System Industries, Inc. As a result of the merger, Anchor became a public company.

          From 1986 through 1990, Anchor, through Harden, focused primarily on providing administration services for group insurance benefit plans. In 1990, Anchor began diversifying its business by providing property, casualty and workers' compensation insurance products and services, as well as offering market studies and program analysis for certain non-profit associations who had endorsed Anchor's products.

          From 1990 through 1996, Anchor expanded its property and casualty business by acquiring certain assets, including insurance brokerage accounts. In 1994, Anchor acquired the property and casualty insurance brokerage company, Putnam, Knudsen & Wieking, Inc. ("PKW") and consolidated all of its property and casualty insurance brokerage business into PKW. After evaluating trends in the insurance industry, Anchor's Board of Directors decided to sell its property and casualty business and to focus on its third-party administration business. In January 1999, Anchor sold substantially all the assets of PKW to an unrelated third party. In 1999, PKW changed its name to Shelby Insurance Services, Inc., ("Shelby"). On March 9, 2000,

Anchor sold all of Shelby's capital stock to James R. Dunathan, a former officer and member of the Board of Directors.

          As part of its expansion strategy in 1994, Anchor acquired Benefit Resources, Inc. ("BRI") a third-party employee benefits administration business located in Scottsdale, Arizona. In 1998, BRI changed its name to Harden & Company of Arizona, Inc. In 1995, Harden acquired certain third-party administration accounts from Dutcher Insurance Agency, Inc. ("Dutcher"), located in Stockton, California. In July 1997, Harden took over a third-party administration business, located in Los Angeles, California, that was previously serviced by an unrelated third party. As a result of declining revenues of the Los Angeles business due to carrier rate increases, the Los Angeles office was closed at the end of February 1999.

          Effective January 1, 1998, Anchor and Harden entered into an agreement to acquire the assets and third-party administration business of Pacific Heritage Administrators ("PHA"), a firm based in Portland, Oregon. The PHA third-party administration business was operated as a division of Harden following the acquisition. This transaction enabled Harden to expand its operations in Oregon, Washington, Idaho and Nevada and substantially enhanced its revenues in 1998.

          In June 1998, Anchor reorganized its third-party administration services division. Anchor established the "Harden Group" as the consolidated name for the management and marketing of third-party administration services of Harden- CA, Harden-AZ, PHA, and Pacific Heritage Administrators of Nevada, Inc. ("PHA-NV"). In 1998, the Harden Group maintained four offices located in Concord, California, Fresno, California, Scottsdale, Arizona, and Portland, Oregon, providing third-party benefits administration services to clients throughout the Western United States. The Fresno, California office was later closed in early 2000.

          In March 2000, WNAH purchased approximately 79% of the outstanding voting equity securities of Anchor. WNAH is a holding company with operating subsidiaries providing diversified claims and managed care services to the insurance industry in the U.S. and Canada.

          Effective December 28, 2000, Anchor entered into a purchase agreement to acquire substantially all of the assets and business of Novaeon; a national managed care service provider, from Novaeon's Chapter 11 bankruptcy estate.

Recent Developments

Purchase of Managed Care Assets and Business

          In order to increase and diversify its revenue base, Anchor entered the managed care service business in January 2001 by purchasing substantially all of the assets and business of Novaeon, (the "Novaeon Assets") from Novaeon's Chapter 11 bankruptcy estate. Prior to its bankruptcy, Novaeon performed utilization review, peer review, pre-certification, medical bill review and both telephonic and field medical case management services on a national basis. Revenues for Novaeon for the year ended December 31, 2000 were $7,815,059. Net loss for Novaeon for the year ended December 31, 2000 was $1,919,166.

          Anchor's purchase of the Novaeon Assets was consummated pursuant to an asset purchase agreement between the parties dated December 28, 2000 (the "Novaeon Asset Purchase Agreement"), the terms of which were approved by the Bankruptcy Court for the Eastern District of Pennsylvania (Bankruptcy No. 00-18821 BIF). Pursuant to the Novaeon Asset Purchase Agreement, Anchor delivered a cash down payment of $1,500,000 and a contingent promissory note in the principal amount of $3,500,000 (the "Novaeon Note"). The terms of the Novaeon Note provide for the principal amount to be reduced on a dollar-for-dollar basis in the event the business operated by Anchor using the Novaeon Assets realized less than $10,000,000 in revenue during the calendar year 2001. In no event, however, would the principal amount of the Novaeon Note be reduced below $500,000. The Company anticipates the principal balance of the Novaeon Note will be reduced to the $500,000 minimum balance based on Spectrum CA's unaudited 2001 revenue of approximately $4,700,000.

         In order to finance the Novaeon acquisition and provide working capital for its new managed care service business, Anchor obtained a secured convertible loan from Legion Insurance Company ("Legion"), a principal shareholder in WNAH, in the amount of $2,000,000 (the "Legion Loan"). The note evidencing the Legion Loan ("Legion Note") provided for its automatic redemption in exchange for Anchor issuing equity securities upon completing an equity offering by June 30, 2001, resulting in gross proceeds of at least $3,000,000. Upon such event, Anchor's obligations under the Legion Note would be satisfied by the issuing of Anchor securities to Legion having a value equal to the Legion Note's outstanding balance of principal and interest. Legion and Anchor agreed the value of the equity securities to be issued to Legion in redemption of the Legion Note would be equal to the per-share price Anchor received in the equity offering. The repayment of the Legion Loan is secured by a security interest in favor of Legion encumbering all the Novaeon Assets pursuant to the terms of a Security Agreement between the parties dated January 12, 2001.

         WNAH assisted Anchor to obtain the Legion Loan. As a condition of making the Legion Loan, Legion required WNAH to enter into a Note Purchase Agreement dated January 12, 2001 (the "Legion Note Purchase Agreement"). The Legion Note Purchase Agreement granted Legion the option to cause WNAH to purchase the Legion Note from Legion in the event Anchor failed to complete an equity offering by June 30, 2001, resulting in cash proceeds of at least $3,000,000. The Legion Note Purchase Agreement grants Legion the right to cause WNAH to acquire Legion's rights under the Legion Note in exchange for the issuance of WNAH common stock to Legion having an aggregate value of $2,000,000 (plus the sum of unpaid interest under the Legion Note) at an agreed value of $4 per share.

         In conjunction with the Legion Note Purchase Agreement, Anchor and WNAH entered into an assignment and assumption agreement dated January 12, 2001 (the "Assignment & Assumption Agreement") in which Anchor agreed that in the event that (i) Anchor failed to complete a $3,000,000 equity offering by June 30, 2001 and (ii) Legion exercised its option to cause WNAH to purchase the Legion Note under the Legion Note Purchase Agreement; WNAH, as the transferee holder of the Legion Note, would have the right to acquire all of the equity securities of Spectrum CA from Anchor in exchange for the cancellation and release of all Anchor's repayment obligations under the Legion Note and the assumption by WNAH of all Anchor's repayment obligations to Novaeon's bankruptcy estate under the Novaeon Note.

         Anchor was unable to complete a $3,000,000 equity offering by June 30, 2001 as contemplated by the parties at the time of the Novaeon acquisition. Legion agreed to an initial extension of the Legion Loan until December 31, 2001. No further extensions have been granted by Legion although negotiations for such an extension are ongoing. There can be no assurance that a further extension will be obtained.

         As further consideration for Legion to make the $2,000,000 Legion Loan to Anchor, WNAH amended the terms of an existing contingent $5,000,000 promissory note owed by WNAH to Legion, resulting in terms that are substantially more favorable to Legion.

         The parties closed the Novaeon Asset purchase on January 12, 2001. Anchor used $1,500,000 of the Legion Loan proceeds for the required down payment. The balance of the proceeds were later transferred to Spectrum CA to finance the start up of its operations and to be applied toward the satisfaction of the Novaeon Note when it matures in April 2002. Anchor accounted for the Novaeon acquisition transaction using the purchase method of accounting.

         Immediately following the close of the Novaeon transaction, Anchor conveyed the purchased Novaeon Assets to its newly formed subsidiary, Spectrum CA. Thereafter, Spectrum CA hired nearly all of Novaeon's management, administrative and technical staff associated with Novaeon's telephonic medical case management and utilization review operations. Novaeon's other managed care businesses were not continued by Spectrum CA. Spectrum CA currently performs telephonic medical case management and utilization review services in nine offices throughout the United States, with its principal service center located in Exton, Pennsylvania. Spectrum CA enjoys a national client base consisting of self-insured employers, insurers, and third-party loss claims and benefits plan administrators (See Continuing Operations).

Discontinuation of WBA's Employee Benefits Plan Administration Businesses

         The WBA companies' revenue losses from terminating and non-renewing accounts accelerated rapidly after 2000 and management was unable to reduce operating costs sufficiently to mitigate declining revenue. WBA's clients continued to be generally dissatisfied with the company's limited data reporting capabilities and its inability to provide system features available to them from other vendors such as direct internet access to plan and benefits information for employers, covered employees and medical providers. Ongoing efforts by Anchor's management and Board of Directors to secure additional equity and/or debt capital were unsuccessful. In June 2001, Anchor's Board of Directors determined it was doubtful that sufficient working capital could be obtained to address WBA's rising debt and complete the turn-around of its employee benefits plan administration business.

         That same month, based on the probability it would not obtain additional working capital in the foreseeable future, the WBA companies began discussions with prospective acquirers of their businesses, including Loomis Management Company, Inc. ("Loomis"). Loomis is a privately-held insurance brokerage and third-party employee benefits plan administrator headquartered in Wyomissing, Pennsylvania with offices in Lancaster, Pennsylvania, Annapolis, Maryland and Fort Lauderdale, Florida. Loomis' diversified insurance brokerage business involves representation of a wide range of personal and commercial property and casualty lines as well as employee benefits.

         As the year progressed, WBA's management conducted negotiations with a number of parties regarding the potential acquisition of WBA's business. Due diligence reviews of WBA's business operations were performed by Loomis and others despite the accelerating deterioration of the company's business and prospects. The parties' due diligence included, among other things, the analysis of the WBA companies' customer base and contract pricing, the probability of retaining and renewing the accounts, and foreseen difficulties and costs to convert their account data and benefit plan designs to different information systems applications.

         In September 2001, Harden-AZ closed its unprofitable offices in Scottsdale, Arizona and San Antonio, Texas and discontinued its operations. All of WBAIS's benefit plan administration business was consolidated into its Portland, Oregon and Wheaton, Illinois offices at that time.

         By late 2001, continuing losses and account terminations made it doubtful that WBAIS could remain in business beyond the first quarter of 2002 without an infusion of substantial additional working capital. Meanwhile, WBAIS's customers' dissatisfaction continued to heighten as the company remained unable to convert to a modern plan administration computer system due to its capital constraints. Management believed that most customer contracts with renewal dates of January 1, 2002 would likely not renew and that most, if not all, of its remaining customers would terminate by the first quarter of 2002 unless a new computer system was fully operational prior to that time. Anchor advised WBAIS that sufficient working capital would likely not be available in the near term. As a result, management concluded WBAIS would have no choice but to abandon its service contract obligations and cease operations if an acceptable alternative was not found.

         In order to avoid the imminent breach of its remaining service agreements and preserve the value of its business for the benefit of the company and its creditors, and its parent shareholder, WBAIS entered into an agreement with a newly-formed Loomis subsidiary, Loomis Benefits West, Inc., ("LBW") dated and effective January 1, 2002 (the "Referral Agreement").

         The Referral Agreement provides for WBAIS and its affiliates to introduce benefit plan administration customers to LBW for a ten (10) year period commencing on January 1, 2002. In exchange for the referrals and the prospect of ongoing referrals, LBW agreed to pay WBAIS: (a) monthly "Base Revenue Commissions" equal to 4% of LBW's "Base Gross Revenue" during 2002 - 2003 and 6% of LBW's Base Gross Revenue during 2004
- 2011; and (b) quarterly "Business Development Consideration" in the amount of 10% of LBW's "Gross Revenue" derived from "Referred Customers" during 2002 - 2011. "Gross Revenue" under the Referral Agreement means commissions and administration fees earned by LBW on a cash basis less brokerage fees and commissions payable to other brokers, refunds, rebates, credits, etc. "Base Gross Revenue" is defined as "Gross Revenue" less "Gross Revenue" derived by LBW from "Referred Customers". "Referred Customers" are defined as LBW customers that were not previously customers of WBAIS and that become customers of LBW after January 1, 2002 through the direct or indirect referral of WBAIS or one of its affiliates, including WNAH and its subsidiaries. The Referral Agreement also requires WBAIS to indemnify LBW and its affiliates from future claims brought by WBAIS's creditors and other claimants for claims relating to or arising from obligations or acts of WBAIS.

         Customers representing monthly revenue of approximately $160,000 engaged LBW beginning in January 2002. A number of accounts with January 1, 2002 renewal dates failed to renew their contracts with LBW and have retained other service providers. There can be no assurance, however, regarding the duration of LBW's vendor relationships with such customers or the sums WBAIS will ultimately receive under the Referral Agreement.

         In addition to the Referral Agreement, WBAIS sold LBW a portion of its furniture located in its Portland, Oregon office. LBW has also agreed to reimburse WBAIS for certain employee compensation and benefits expenses paid by WBAIS in December 2001 and January 2002.

Continuing Operations - Spectrum CA

Medical Case Management and Utilization Review

         Spectrum CA's principal business activity is managing the medical and disability care received by injured employees receiving workers' compensation benefits and employee and dependent participants in group accident and health benefits plans. These services are performed by licensed registered nurses or certified rehabilitation vocational counselors employed by Spectrum CA as case managers. Spectrum CA's client base consists of employers and employer groups that self insure their workers' compensation risks, workers compensation insurers, and national and regional third-party workers compensation claims administrators, including Ward North America, Inc., a subsidiary of WNAH.

         Spectrum CA offers service programs which provide its clients with comprehensive care management commencing with early intervention by a licensed case manager, ongoing contact and coordination between the injured worker or plan participant, healthcare providers, the employer, the employer's insurer, and third-party claims and benefit plan administrators. The goals of Spectrum CA's case management and utilization review services are to identify potential obstructions to recovery, assess treatment alternatives, and develop and execute plans that achieve optimum, cost-effective, short and long term medical and vocational outcomes. Spectrum CA's case managers, among other things, perform pre-certifications for prescribed treatments, assist employers with the development of transitional duties to accommodate injured workers' restrictions, and seek to identify and address over or under utilization, inappropriate care, failed or premature return to work, permanent or temporary loss of function, and the need for vocational rehabilitation.

         Spectrum CA currently performs telephonic case management and utilization review services at nine locations throughout the United States, with its principal facility located in Exton, Pennsylvania. Spectrum CA shares office space with Ward North America, Inc., at three of the locations. Dedicated Spectrum CA case management and utilization review units occupy space within five offices of its largest third-party claims administration client.

         Communications between Spectrum CA's case managers and injured workers, plan participants, health care providers, employers, insurers, and third-party administrators are usually conducted remotely via telephone, fax, and email. Occasionally, circumstances warrant face-to-face contact with injured workers or other parties. On those occasions, on-site visits are typically conducted by one of the company's approved subcontractors specializing in field case management services. Spectrum CA does not perform a claims administration function in performing case and utilization management, but rather acts as an advisor to the client for the purpose of making recommendations regarding the provision and payment of medical and related services. Responsibility for final determinations regarding an employer's or insurer's obligations to provide or pay for workers compensation or group medical benefits remains with Spectrum CA's employer, insurer and third-party administrator clients. Spectrum CA's services are provided under various fee arrangements, including flat fees for specified procedures and an hourly fee basis.

Discontinued Operations - Harden-AZ and WBAIS

         Harden-AZ discontinued operations in September 2001 and WBAIS completed the wind down and cessation of its employee benefits plan administration business activities at the end of January 2002. All remaining employees of the company were terminated on or before January 31, 2002 and, thereafter, actions on behalf of the WBA companies will be taken by corporate officers who are not employed by them. WBAIS expects to receive monthly and quarterly fees under the Referral Agreement for a period of ten years commencing on January 1, 2002. There can be no assurance of the sums WBAIS will ultimately receive under the agreement, however. In addition to the consideration payable under the Referral Agreement, WBAIS and Harden-AZ intend to liquidate their remaining equipment, furniture and other assets at the earliest possible opportunity to generate additional capital for the benefit of the companies' creditors. Potential fair-market-value buyers for such tangible assets will include LBW and WNAH's various subsidiaries.

         The funds WBAIS receives each month under the Referral Agreement and asset liquidation proceeds will first be applied toward the repayment of the WBA companies' various creditors. The companies will attempt to negotiate an equitable arrangement for the sharing and distribution of available funds among their secured and unsecured creditors. Such an arrangement will require the voluntary forbearance by Anchor's secured lenders and the companies' secured and unsecured creditors who might otherwise pursue judgements in court. The companies are hopeful an arrangement satisfactory to them and their creditors can be reached without a voluntary bankruptcy. However, an involuntary bankruptcy initiated by the companies' creditors is possible. It is also possible that the companies will eventually determine that bankruptcy would be in the best interest of the companies, their creditors, and Anchor.

Other Discontinued Subsidiary Operations

Property and Casualty Insurance Brokerage

         Anchor first entered the insurance brokerage business in 1990 through an acquisition. Thereafter, it grew its insurance brokerage business primarily through acquisitions, the largest being PKW that was acquired in 1994. Following the 1994 acquisition of PKW, Anchor consolidated all of its property and casualty insurance brokerage business into PKW. This segment of Anchor's business focused on property and casualty (both commercial and personal lines), health, life and disability, as well as workers' compensation. PKW acted as an agent on behalf of insurers and other intermediaries in soliciting, negotiating and effecting contracts of insurance, and as a broker in procuring insurance contracts on behalf of insureds.

         As an insurance agent and broker, PKW derived its income from the sale of insurance products and services and the receipt of commissions generated therefrom. Effective December 31, 1998, Anchor sold certain assets, including all of the insurance brokerage accounts of PKW for approximately $2,250,000 in cash. The proceeds derived from the PKW asset sale were largely used to reduce debt and to make additional financial resources available for working capital needs and third-party administration opportunities.

         In 1999, PKW changed its name to Shelby Insurance Services, Inc. ("Shelby"). Effective March 9, 2000, Anchor sold all of the Shelby capital stock to James R. Dunathan, the Company's former Chief Executive Officer and a former director.

Working Capital Deficiencies

Anchor Pacific Underwriters, Inc.

         Anchor's inability to complete an equity offering in 2001 has left it with insufficient working capital to meet its current and maturing debt obligations, as well as those of its subsidiaries, WBA and Harden-AZ.

         Anchor is the borrower under a secured term loan extended by Comerica Bank, Anchor's commercial bank (the "Secured Bank Loan" and the "Bank" respectively). The outstanding balance of principal under the Secured Bank Loan as of December 31, 2001 was $502,486 payable in monthly amortized installments of principal in the amount of $16,500 and applicable interest for that month, with a balloon payment of $353,986 due on October 5, 2002. Anchor's repayment obligations under the Secured Bank Loan are secured by a blanket security interest in favor of the bank encumbering the assets of Anchor and its subsidiaries pursuant to a September 30, 1997 loan and security agreement. The Company has, to date, been able to make timely payments under the Secured Bank Loan but is in default under the financial covenants contained in the loan agreement. The Company has sought the forebearance of its covenant defaults from the Bank until the Secured Bank Loan's maturity date, October 5, 2002. The Bank offered its forebearance only until January 31, 2002, in exchange for the satisfaction of certain demands, including the execution and delivery to the Bank of an Unconditional Guaranty of the Secured Bank Loan by WNAH, Anchor's majority shareholder. Unless Anchor is able to satisfy all the Bank's conditions, it is possible, if not likely, the Bank will pursue its remedies as a secured creditor under the Secured Bank Loan. Further, it is doubtful the Company will be able to meet its ongoing Secured Bank Loan payment obligations without additional debt or equity financing due to it's other mounting delinquent and maturing debts described below.

         As of December 31, 2001, Anchor had defaulted in the repayment of $310,000 of its Series B and Series D Debentures. The Company's outstanding debenture debt is subordinate to the Secured Bank Loan.

         Anchor has recorded a contingent loss reserve of $435,000 relating to litigation between the Company and its former Chief Executive Officer, James Dunathan. The litigated dispute arose from Anchor's termination of Dunathan's consulting agreement and suspension of employment severance benefits in July 2000. An arbitrator recently awarded Dunathan contractual and compensatory damages in the amount of $278,000, plus arbitration costs, under the terms of a consulting agreement that became effective upon the termination of his employment in April 2000. Although Anchor is being defended in this matter under its employment practices liability insurance policy, the Company's insurer has taken the position that the award of contractual damages is not covered by the insurance policy. The Company disputes the insurer's position and is continuing to seek insurance coverage for a significant portion of the award. Additional claims relating to the termination of Dunathan's employment are still pending before a California Superior Court in Richmond, California. The Company does not have sufficient funds to satisfy the recent arbitration award of contract damages nor any additional uncovered awards in the pending Superior Court litigation if such were to occur.

         Anchor's majority shareholder, WNAH, has foregone collection of sums due under its $1,000,000 convertible credit facility as well as additional cash advances made by it and certain of its subsidiaries to Anchor and the WBA companies. Since April 2000, Ward North America, Inc., ("WNA") a subsidiary of WNAH, has provided administrative and overhead support services to Anchor and its subsidiaries under inter-company resource sharing arrangements. WNA's overhead support includes the services of its senior executive personnel as well as the performance of human resources, accounting, insurance, legal, facilities management, information technology, and administrative functions. In addition, WNA has allowed Anchor and its subsidiaries to utilize its nationwide data network hardware and software infrastructure, web-site hosting capabilities and other communications resources. Anchor and its subsidiaries initially agreed to pay the sum of

$12,500 per month for WNA's overhead support services. The monthly support fee was increased to 9% of monthly net revenue of Anchor and its subsidiaries in January 2001 to more closely reflect the fair market value of the services, and the amount of the expense savings realized by Anchor and its subsidiaries under the arrangement. As of November 30, 2001, the outstanding balance of cash advances by WNAH and its subsidiaries to and on behalf of the Company and its subsidiaries, including the overhead support, was approximately $700,000.

WBAIS and Harden-AZ

     WBAIS completed the wind down of its employee benefit plan administration business and terminated its remaining employees as of January 31, 2002. WBAIS and Harden-AZ intend to initiate negotiations of an equitable arrangement for the sharing and distribution of their minimal cash resources among their secured and unsecured creditors. Such an arrangement will require the voluntary forbearance by Anchor's secured lenders and the creditors of the WBA companies who might otherwise pursue legal action against them. Management is hopeful an arrangement satisfactory to the creditors can be reached without a voluntary bankruptcy. However, an involuntary bankruptcy initiated by the WBA companies' creditors is possible. It is also possible the WBA companies will determine that a bankruptcy filing would be in the best interest of the companies, their creditors, and Anchor.

Spectrum Managed Care of California, Inc.

     Management believes Spectrum CA's available cash will be sufficient to maintain its operations assuming no downturn in its business. Neither Anchor nor Spectrum CA, however, has sufficient resources at this time to satisfy the April 2002 payment to the Novaeon Chapter 11 bankruptcy estate under the Novaeon Note. The principal amount of the Novaeon Note will be reduced according to its terms from $3,500,000 to $500,000 based on Spectrum CA's 2001 revenue. Management estimates that Spectrum CA will need to raise at least $300,000 of additional working capital by April 2002 unless it is able to negotiate an extended payment arrangement for the Novaeon Note balance. There can be no assurance that sufficient cash will be available to retire the Novaeon Note on schedule or that extended payment terms will be negotiated.

Recent Financing Activities

     Since mid-2000, the Company has unsuccessfully attempted to raise additional equity and/or debt capital. Anchor's Board of Directors is doubtful a re-financing of the Company involving new unaffiliated third-party investors can be consummated in the near term. The Company continues to seek other sources of working capital but has recently directed its primary focus toward a financing solution involving its majority shareholder, WNAH, and WNAH's affiliates and shareholders.

Re-financing Plan

     Anchor's Board of Directors is presently formulating a re-financing plan involving the conversion of debt held by affiliated and unaffiliated creditors (including WNAH and Legion) to Anchor common stock. The Company also intends to seek an extension of the maturity of the Secured Bank Loan beyond October 2002. The successful resolution of the Company's disputes with James Dunathan, either through a favorable litigation outcome, the receipt of insurance proceeds sufficient to mitigate an unfavorable outcome, or through a compromised settlement on terms acceptable to the Company, will likely be a material element of the re-financing plan (See Legal Proceedings).

     The Board believes its plan, if successfully executed, will enable the Company to remain in business, and position it to raise new equity capital by the end of 2002. While the Board will continue to pursue this and other re-financing alternatives, there can be no assurance that the Company will successfully execute its complex refinancing plan as it involves multiple parties and contingencies.

Employees

     As of December 31, 2001, Anchor and its subsidiaries employed approximately 68 full-time employees. None of Anchor's employees are presently represented by a union or covered by a collective bargaining agreement. Anchor believes its employee relations are good.

Regulation

Medical Case Management and Utilization Review

     Spectrum CA's managed care operations depend on the continued validity and good standing under the licenses and approvals pursuant to which it currently operates. Licensing laws and regulations vary from jurisdiction to jurisdiction. In all jurisdictions, the applicable licensing laws and regulations are subject to amendment or interpretation by regulatory authorities. Such authorities generally are vested with broad discretion as to the granting, renewing and revoking of licenses and approvals.

     Other factors, such as uncertainty about the potential effect of health care reform proposals, could also affect Spectrum CA's business. While Spectrum CA does not expect sudden comprehensive changes in health care regulations that could adversely affect its business, it cannot predict the effect that any future health care reform legislation will have on Spectrum CA's business condition or operations. Spectrum CA is unaware of any current regulatory proposals that could have any material effect on its liquidity, capital resources or operations.

Reports to Stockholders

     Anchor will send its shareholders an Annual Report for the 2000 fiscal year on Form 10-K that will include audited financial statements in conjunction with a proxy at least 20 days prior to the next Stockholders Meeting to be held in early 2002. The Company is currently delinquent in filing reports with the SEC including this Annual Report on Form 10-K and its quarterly reports on Form 10-Q for the quarters ending March 31, 2001, June 30, 2001 and September 30, 2001 as well as Form 8-K relating to the acquisition by the Company of the assets and business of Novaeon, Inc. Following the filing of this Annual Report on Form 10-K, Anchor intends to complete and file its delinquent Forms 10-Q for the periods ended March 31, 2001, June 30, 2001 and September 30, 2001. Provided sufficient additional working capital is raised, the Company will seek to cure its Form 8-K delinquency by filing required audited financial statements for the operation of the Novaeon Assets by Novaeon, Inc., prior to their acquisition by Anchor. There can be no assurance that such additional working capital will be available to the Company in the near future, or at any time. Prior to January 1, 2001, the Company regularly filed reports with the SEC, including quarterly reports on Form 10-Q, current reports on Form 8-K, proxy and information statements on Schedules 14A and 14C, respectively, and general statements of beneficial ownership on Schedule 13D.

The public may read and copy any materials filed with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington D.C. 20549. The public may also obtain information regarding the operation of this Public Reference Room by contacting the SEC by telephone at 1-800-SEC-0330. Additionally, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.
                               ------------------

Item 2. Properties

        Anchor and its subsidiaries occupy portions of WNAH's executive offices in San Diego, California pursuant to the resource sharing agreement between WNAH's subsidiary, Ward North America, Inc., ("WNA") and Anchor. Harden-AZ remains obligated for approximately 6,992 rentable square feet of office space in Scottsdale, Arizona and WBAIS remains subject to a lease for approximately 17,987 rentable square feet of office space in Portland, Oregon and additional office space in Wheaton, Illinois.

Item 3. Legal Proceedings

Anchor

        On July 31, 2000, James R. Dunathan, a former officer and director of Anchor, filed a complaint in the Superior Court of California, County of Contra Costa, identifying Anchor, WNAH and certain unnamed individuals as defendants. The complaint alleges breach of contract, breach of an implied covenant, and fraud by Anchor, and alleged intentional interference with existing and prospective relationships by WNAH. The matter arose from actions taken by Anchor to retroactively terminate Dunathan's employment agreement for cause and terminate his ongoing consulting agreement with the Company. The complaint seeks recovery of severance benefits under Dunathan's employment contract and unpaid compensation under his consulting agreement as well as damages for emotional distress, punitive damages, and attorney fees and costs. Dunathan's claims under the consulting agreement were heard before the American Arbitration Association in August 2001. The arbitrator awarded Dunathan damages under the consulting agreement in the amount of $278,000, plus costs incurred. The arbitrator ruled in favor of Anchor with regard to Dunathan's fraud claim. The balance of Dunathan's claims against Anchor and WNAH relating to the termination of his employment agreement and severance benefits are still pending before the Superior Court and a trial date in that matter has been set for late February 2002. Anchor accrued an expense reserve of $435,000 in 2000 for anticipated defense costs and liability exposure in connection with this matter.

        Anchor and WNAH are being provided a defense in the Superior Court action and the arbitration under the Company's employment practices liability policy. The policy provides defense and indemnity limits of $5,000,000 per claim and $5,000,000 in the aggregate, subject to a $50,000 deductible to be paid by the Company. The Company's insurer has taken the position that at least $278,000 of the arbitration award damages are not covered under the Company's insurance policy. The Company is contesting the insurer's position. The remaining Dunathan claims to be litigated in the Superior Court include claims for contract damages, negligence, fraud, and intentional infliction of emotional distress against Anchor and allegations of intentional interference with contractual relations by WNAH. WNAH and Anchor intend to file cross-complaints against Dunathan and other third parties, including former executive officers of Anchor, for breach of fiduciary duty, negligence and other causes of action. The insurer continues to provide Anchor a defense under the Company's policy, but maintains its position that most, if not all, of the remaining claims will not be covered in the event of an award against the Company. Anchor does not have sufficient working capital to satisfy the arbitration award nor any other uncovered claims in the event of an unfavorable outcome in the Superior Court trial.

        Management is not aware of any other litigation to which Anchor is currently a party or to which any property of Anchor is subject, which might materially adversely affect the financial condition or results of operations of Anchor.

The WBA Companies

        Harden-AZ and WBAIS are defendants in a number of lawsuits seeking damages for alleged professional negligence or breach of contract in the performance of their employee benefit plan administration services. These matters are of a nature and type that typically arise from time to time in the normal course of business, and, except for claims that are strictly contractual in nature, are covered under professional liability policies effective during the years in which the alleged acts or omissions occurred. Although the pending professional negligence and employee liability claims against the WBA companies are, for the most part, covered by insurance, management is concerned that available cash resources in the future will be insufficient to satisfy the deductible payment obligations under the affected insurance policies, resulting in the termination of the policies by the insurers for breach of the insurance contracts. There can be no assurance that the companies will be able to maintain their insurance coverage in the future.

        WBAIS is a defendant in an administrative proceeding before the Oregon Bureau of Labor and Industries filed on March 1, 2001. The claimant in the matter was an employee of WBAIS that was involuntarily terminated in October 2000 for excessive absenteeism. The claimant alleges the termination was in violation of the federal Family Medical Leave Act, the Oregon Family Medical Leave Act and the Americans with Disabilities Act. The claim is covered under Anchor's blanket employee practices liability insurance policy and its potential liability for defense and indemnity costs is limited to the policy's per claim deductible of $50,000.

        The WBA companies anticipate that considerable additional litigation will be initiated by trade creditors in 2002 and beyond due to the companies' significant trade debt balances. Both companies lack sufficient cash resources to satisfy these trade debts and any lawsuit filed against the companies will further adversely affect their ability to satisfy creditor claims.

Spectrum CA

        Management is not aware of any lawsuits to which Spectrum CA is currently a party or to which any property of Spectrum CA is subject which might materially adversely affect its financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

        None.

                                     PART II

Item 5. Market for Anchor's Common Equity and Related Shareholder Matters

        As of December 31, 2000 there were outstanding warrants to purchase 1,392,340 shares of common stock at exercise prices of ranging between $0.50 to $1.75 per share, and outstanding options to purchase 585,250 shares of common stock at exercise prices of $0.37 to $2.19 per share of Anchor, debentures representing Series B, D and E in the amount of $819,000 convertible into 1,638,000 shares of Anchor stock, a convertible credit facility in the amount of $1,000,000 convertible into 2,057,163 shares of Anchor common stock and Series A Preferred stock convertible into 17,173,606 shares of Anchor common. As of December 31, 2000, there were 4,709,931 shares of Anchor's common stock outstanding, held by 621 shareholders of record. The following table sets forth historical trade information for Anchor common stock through December 31, 2000.

                                              Quarterly         Quarterly         Quarterly
  Common Stock Quarterly Trade History         Volume           High/Ask           Low/Bid
----------------------------------------   ---------------   ---------------   ---------------
March 31, 1999                                 175,200            0.65               0.62
June 30, 1999                                  166,500            0.39               0.39
September 30, 1999                             124,740            0.33               0.32

December 31, 1999 .....................         60,300            0.44               0.43
March 31, 2000 ........................        182,300            0.88               0.38
June 30, 2000 .........................         30,900            0.69               0.16
September 30, 2000 ....................              0            0.16               0.16
December 31, 2000 .....................        377,200            0.50               0.09

        Anchor's registered shares of common stock are publicly traded over-the-counter securities (Symbol: APUX) quoted by market makers in the Pink Sheets. The limited and somewhat sporadic quotations should not of itself be deemed to constitute an "established public trading market." At such time that it meets certain minimum market capitalization requirements, Anchor intends to seek to list its shares on The NASDAQ Small-Cap Market; however, there can be no assurance as to when or whether such shares will be so listed.

        Holders of Anchor common stock are entitled to such dividends as may be declared from time to time by the Board of Directors out of legally available funds. Anchor has not paid any cash or stock dividends to date. Anchor does not expect to pay dividends in the foreseeable future.

        Anchor and WNAH signed an Agreement on March 9, 2000 pursuant to which WNAH acquired a controlling interest in Anchor through the purchase of Series A Convertible Preferred shares ("Series A Preferred"). The Series A Preferred shares are senior to the Company's common stock and vote on an as converted basis of ten for each share of Series A Preferred. The sale of unregistered Series A Preferred shares to WNAH was reported on Anchor's quarterly report for the period ended March 31, 2000 on Form 10-Q, filed on May 15, 2000.

Item 6. Selected Financial Data

        The following table sets forth certain historical information for Anchor which is based on continued operations, and should be read in conjunction with Anchor's audited financial statements that are included in this report. The selected consolidated financial data for each of the five years in the period ended December 31, 2000 have been derived from audited consolidated financial statements of Anchor.

                                                                 Anchor Pacific Underwriters, Inc.
                                                                      Selected Financial Data
                                        -----------------------------------------------------------------------------------
                                             2000             1999             1998           1997/(1)/        1996/(1)/
                                        ---------------  ---------------  ---------------  ---------------  ---------------
Revenues ............................    $  8,999,137     $ 10,054,596     $ 12,273,067     $  6,952,665     $  4,512,422
Loss from Continuing
   Operations .......................    $ (3,324,856)    $ (2,477,971)    $   (768,648)    $   (965,441)    $ (1,379,408)
Loss Per Common Share from
   Continuing Operations ............    $      (0.71)    $      (0.53)    $      (0.16)    $      (0.21)    $      (0.37)
Weighted Average Shares
   Outstanding ......................       4,710,029        4,710,056        4,710,057        4,612,153        3,766,176
Cash Flow From
   Operations (Deficit) .............    $ (1,456,551)    $ (1,410,788)    $     83,960     $   (406,752)    $ (1,127,789)
Total Assets ........................    $    995,788     $  1,833,212     $  4,137,552     $  4,394,251     $  6,930,646
Working Capital .....................    $ (4,405,947)    $ (2,250,548)    $   (214,362)    $  1,241,188     $ (2,217,607)
Total Long-Term
   Liabilities ......................    $    232,453     $  1,747,612     $  1,311,568     $  1,785,309     $    872,950
Redeemable Preferred
Stock ...............................    $     37,066     $         --     $         --     $         --     $         --
Stockholders' Equity
   (Deficit) ........................    $ (4,140,327)    $ (2,779,059)    $   (301,088)    $    457,242     $  1,107,231

________________
/(1)/  Includes discontinued operations.

Item 7. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

General

        Anchor had negative net worth of $4,140,327 and negative working capital of $4,405,947 as of December 31, 2000. The company's financial condition continued to deteriorate during 2001. Harden-AZ discontinued operations in 2001 and WBAIS will complete the termination and wind down of its business by the end of January 2002. The Company's outside auditors accordingly have noted that these factors among others, raise substantial doubt about the Company's ability to continue as a going concern.

        The Company's plan is to devote all available resources to Spectrum CA's managed care operations and attempt to grow its business internally and, provided the Company is successful in raising additional working capital, through acquisitions. There can be no assurance, however, that additional working capital will become available to the Company in 2002, or ever.

        Negotiations involving Anchor, Comerica Bank, Legion, Spectrum CA, and WNAH are ongoing regarding a number of matters critical to the continued financial viability of Spectrum CA and the Company. These matters include, among others: (a) Comerica Bank's forebearance of the Company's current covenant defaults under the Secured Bank Loan and the extension of its due date beyond October 5, 2002 requested by the Company; and (b) the guaranty by WNAH of the Company's obligations under the Secured Bank Loan sought by the Bank; and (c) the further extension of the Legion Loan beyond December 31, 2001; and (d) the re-negotiation of the Legion Note Purchase Agreement and the Assignment & Assumption Agreement by Legion and WNAH to address the contingency that Anchor may fail to raise sufficient additional capital to cause Legion to convert the Legion Loan balance to Anchor stock or otherwise satisfy the balance of the Legion Loan (See Recent Developments - Purchase of Managed Care Assets and Business).

        If the above agreements are not re-negotiated in a manner favorable to the Company, its assets, including its ownership interest in Spectrum CA, will remain subject to the Bank's foreclosure under the Secured Bank Loan and Legion's foreclosure remedies as a secured creditor under the Legion Loan. Should either of these, or other possible contingencies occur, the Company and Spectrum CA could be deprived of substantially all of their assets and businesses.

        The Company is formulating a refinancing plan in conjunction with the above negotiations to address these contingencies and Anchor's current insolvency. Critical components of the plan will likely require the restructuring of debt obligations and the conversion of all, or significant portions, of debt held by affiliated and unaffiliated creditors to Anchor common stock. There can be no assurance that such a plan will be acceptable to all the necessary parties.

        If successfully implemented, the refinancing plan will enable Anchor to remain in business and pursue its strategy to grow Spectrum CA's managed care business. It may also position Anchor to obtain new equity capital. If successful, management would consider additional strategic alternatives including, but not limited to, acquisitions of other managed care companies.

        If the refinancing plan is unsuccessful, Anchor will likely be unable to continue operations and its assets will be subject to claims of its creditors.

Results of Continuing Operations--Years Ended December 31, 2000, 1999 and 1998

     Revenues

     Total Revenues. Total revenues for 2000 were $8,999,137, a decrease of $1,055,459, or 10% from 1999 revenues. The revenue consisted exclusively of fee, commission and miscellaneous revenue of the WBA companies. The decrease in revenue was primarily due to the non-renewal and cancellation of customer accounts in WBAIS's Concord, California office and Harden-AZ's Arizona office. Total revenues for 1999 were $10,054,596, a decrease of $2,218,471, or 18%, from 1998 revenues of $12,273,067. The decrease in revenue resulted from carrier rate increases and lost business in WBAIS's former Los Angeles office, as well as at its office in Oregon. In February 1999, WBAIS closed the Los Angeles office. Anchor's revenues varied from quarter to quarter as a result of the timing of policy renewals and net new/lost business production, whereas expenses were fairly uniform throughout the year.

     Expenses

     Total Expenses. Total operating expenses for 2000 were $12,197,138, a decrease of $137,058, or 1%, as compared to 1999 operating expenses of $12,334,196. The change in operating expenses is the net of a $1,926,000 decrease in employee related costs, a $982,000 increase in costs related to the write down of internal use software and other assets, an impairment loss on intangible assets of $462,000 and a $155,000 increase in legal costs. The decrease in employee compensation and benefits related to reduction in staff in all locations due to cost control measures, and a decrease in employee severance costs. The total operating expenses for 1999 decreased $487,183, or 4%, as compared to 1998 operating expenses of $12,821,379. The decrease in total expenses resulted primarily from a reduction in selling, general and administration expenses and employee compensation and benefits resulting from the closure of WBAIS's Los Angeles office, as well as the reduction of staff by the WBA companies at the Concord, Portland and Scottsdale offices in response to declining revenues.

     Employee Compensation and Benefits. Employee compensation and benefits for 2000 were $5,995,236, a decrease of $1,382,032, or 19%, as compared to 1999 employee compensation of $7,377,268. The decrease related primarily to the downsizing of management and operations staff in response to the reduction in revenues, consolidation of corporate support functions, and closure of the Concord office in November 2000. The total employee compensation and benefits expenses for 1999 decreased $690,533, or 9%, over employee compensation and benefits for 1998 of $8,067,801. The decrease related primarily to the closure of WBAIS's Los Angeles office and the reduction of staff at WBAIS's Concord and Portland offices and Harden-AZ's Scottsdale office in response to declining revenue.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $4,691,689, $4,346,808 and $4,702,873 in 2000, 1999 and 1998, respectively. Selling, general and administrative expenses increased in 2000 compared to 1999 due primarily to an increase in legal costs of $155,000. The $356,065, or 8%, decrease in 1999, as compared to 1998, resulted primarily from the closure of WBAIS's Los Angeles office. General and administrative expenses include rent, travel, insurance, postage, telephone, supplies and other miscellaneous expenses.

     Employee Severance and Other Costs. Costs for employee severance reserves and other costs were $544,000 for 1999. These costs primarily consist of severance accruals pertaining to the resignations of certain members of management effective March 31, 2000, which were accrued in 1999. These severance costs were a result of management's plan to eliminate management positions and centralize corporate administrative functions. There were no additional costs incurred in 2000.

     Amortization of Intangible Assets. Amortization of intangible assets was $66,062, $66,120 and $50,705 in 2000, 1999 and 1998, respectively. Amortization of intangible assets in 2000 as compared to 1999 was consistent. The increase in amortization of intangible assets from 1998 to 1999 was a result of increased intangibles at Harden-AZ. In 2000, an impairment loss of $461,751 was recorded for the net value of the customer lists at December 31, 2000. The value of the customer lists was assessed as impaired because of the discontinuation of Harden-AZ's business in September 2001 and WBAIS's decision to exit the business in late 2001.

     Write Down of Internal Use Software and Other Assets. The Company performed a cash flow analysis of its business and determined that due to its cash flow difficulties certain software and associated hardware at WBAIS was impaired. During 2000, the Company recorded an impairment charge of $982,000 related to these assets in accordance with SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of".

     Interest Expense. Interest expense was $294,550, $186,441 and $221,871 in 2000, 1999 and 1998, respectively. The increase in interest expense in 2000, as compared to 1999 is the result of a $537,000 increase in the outstanding debt balance at December 31, 2000. Long term debt, including the current portion, was $2,519,000 and $1,983,000 at December 31, 2000 and 1999, respectively. All long term debt was classified as current at December 31, 2000. The decrease in interest expense in 1999, as compared to 1998, was due to decreased borrowings under the Company's bank term loan which decreased from $1,626,342 to $898,486 at December 31, 1998 and 1999, respectively.

     Interest Income. Interest income consisted of interest earned on funds held in fiduciary accounts and interest earned on investments. Interest income was $13,639, $17,969, and $11,491 in 2000, 1999 and 1998, respectively. Income earned on funds held in fiduciary accounts fluctuates with the decrease or increase in interest rates.

     Income Taxes. Anchor's provision for income taxes was $7,710, $5,908 and $9,956 in 2000, 1999 and 1998, respectively. An analysis of Anchor's provision for income taxes is presented in Note 9 of the Notes to Consolidated Financial Statements.

Results of Discontinued Operations--Year Ended December 31, 1998

     Revenues

     No revenues were generated from insurance brokerage business in 2000 and 1999. The total revenues from Anchor's discontinued insurance brokerage business in 1998 were $3,069,459. Revenues were primarily related to commissions for property and casualty insurance brokerage services (net of sub-broker commissions) and generally were recognized as of the effective date of the insurance policy, except for commissions on installment premiums, which were recognized periodically as billed. Commissions for 1998 were $3,017,939. Interest income, which consisted of interest earned on insurance premiums and other funds held in fiduciary accounts and interest earned on investments was $51,520.

     Expenses

     There were no expenses generated from insurance brokerage business in 2000 and 1999. The expenses relating to Anchor's discontinued insurance brokerage business in 1998 were $2,875,350. These expenses were attributed to employee compensation and benefits of $2,019,044, selling, general and administrative expenses of $628,980 and amortization of goodwill and other intangibles of $170,134. In addition, interest expense for 1998 was $57,192.

Liquidity and Capital Resources

     Anchor has a significant negative net worth and negative working capital, and is in default of the terms of substantially all of its debt. The Company will require funds in excess of those presently available to satisfy its projected working capital and debt service needs in the normal course of business over the next twelve months. The Company received periodic demand loan advances from WNAH during 2000 to support its operations. WNAH ceased its advances to Anchor in February 2001 although negotiations with WNAH for additional financial support are presently ongoing. There can be no assurance that Anchor will be able to obtain additional working capital from WNAH or any other source on acceptable terms, if at all. The Company is also seeking to restructure the terms of its secured debt with its commercial bank and Legion. There can be no assurance that such debt will be restructured to provide terms sought by the Company. In the event Anchor is unable to raise additional working capital and successfully restructure its debt obligations, the Company's assets and the assets of its subsidiaries will remain subject to possible foreclosure by one or more secured creditors. If such were to occur, the Company and its subsidiaries could be forced to discontinue all operations and/or seek bankruptcy protection.

     Anchor reported net cash flows used in operations of $1,456,551 for the twelve months ended December 31, 2000, compared to net cash flows used in operations of $1,410,788 for the twelve months ended December 31, 1999 and net cash flows provided by operations of $83,960 for the twelve months ended December 31, 1998. During 2000, Anchor repaid $200,000 on its short term bank loan and met its operating and capital needs from several sources, including the use of proceeds received from the sale Series A Preferred Stock, the use of proceeds from the sale of Series E Debentures and the loan facility and advances from WNAH (as further discussed below).

     The primary use of net cash from operating activities for the twelve months ended December 31, 2000 was the net loss from continuing operations of $3,324,856, reduced by non-cash items, including depreciation and amortization of $506,174, an impairment loss of $461,751, and a write down of internal use software and other equipment of $982,400.

     The primary use of net cash from investing activities for the twelve months ended December 31, 2000 was $821,628 for the purchase of property and equipment, net of capital leases related primarily to the development and conversion to by the WBA companies to a new benefits plan administration system.

     Net cash provided by financing activities for the twelve months ended December 31, 2000 was $2,278,179 primarily from the issuance of $2,000,000 of Series A Convertible Preferred stock to a related party, $1,100,000 in long term borrowings from a related party, $409,000 in short term borrowings from a related party, reduced by $398,000 of repayments of the Company's short term bank loan and term loan, repayments of various long term liabilities of $514,119, repayments of $185,000 of other debt, and repayments of $175,000 of Series B Convertible Debentures.

     At the end of the third quarter 1998, Anchor commenced raising additional funds from members of the Board of Directors and other qualified investors by offering 10% Convertible Subordinated Debentures, Series B (the "Series B Debentures"). At the close of said offering on January 25, 1999, Anchor had raised $495,000, $200,000 from its primary bank lender and the remaining $295,000 from five members of the Board of Directors and other qualified investors. Anchor used a substantial portion of the proceeds from the Series B Debentures to support current working capital needs. The basic terms of the Series B Debentures were (a) 10% interest, payable semi-annually in arrears (b) two year maturity (c) conversion price of $0.50 per share (d) "Piggyback" registration rights for three years (e) for each $5,000 of Series B Debentures acquired, an investor received a five year warrant to acquire 2,000 shares of Anchor common stock at an exercise price of $0.50 per share and (f) subordination provisions that subordinate the Series B Debentures to Anchor's "Senior Debt" (as defined in the Series B Debentures). The Series B Debentures contained a provision that permitted Anchor to redeem all or a portion of the Series B Debentures, at par, plus any outstanding interest, in the event Anchor sold Putnam, Knudsen & Wieking, Inc. ("PKW") for an amount in excess of $2,000,000. As a result of the December 31, 1998 sale of PKW at a purchase price of $2,054,995 Anchor repurchased $230,000 of the Series B Debentures including $200,000 repurchased from its primary lender. On March 15, 2000, Anchor retired $145,000 of the outstanding Series B Debentures with the proceeds from the Series A Preferred shares purchased by WNAH. As of December 31, 2000 and December 31, 2001 $75,000 of the Series B Debentures remained outstanding.

     During the first nine months of 1999, Anchor raised $179,000 from one member of the Board of Directors and other qualified investors by offering 10% convertible Subordinated Debentures, Series C (the "Series C Debentures"). Anchor utilized a substantial portion of the proceeds from the Series C Debentures to support current working capital needs. The basic terms of the Series C Debentures were (a) 10% interest, payable semi-annually in arrears (b) two year maturity (c) conversion price of $0.60 per share (d) "Piggyback" registration rights for three years (e) for each $5,000 of Series C Debentures acquired, an investor received a five year warrant to acquire 2,000 shares of Anchor common stock at an exercise price of $0.60 per share and (f) subordination provisions that subordinated the Series C Debentures to Anchor's "Senior Debt" (as defined in the Series C Debentures).

     In September 1999, Anchor offered the investors of said Series C Debentures the opportunity to either remain as investors in the Series C Debentures or to convert their Series C Debentures into the Series D Debentures (discussed below). The basic terms of the two alternatives were (a) remain as an investor of the Series C Debentures or (b) exchange the Series C Debentures and Warrants and receive in return (i) Series D Debentures at a conversion price of $0.50 per share and (ii) for each $5,000 of debentures originally purchased a Warrant to acquire 3,000 shares of Anchor's common stock at a purchase price of $0.50 per share. All of the Series C Debentures investors chose alternative (b) above.

     During the last three months of 1999, Anchor raised $244,000 from one member of the Board of Directors and other qualified investors by offering 10% Convertible Subordinated Debentures, Series D (the "Series D Debentures). Anchor utilized a substantial portion of the proceeds from the Series D Debentures to support working capital needs. The basic terms of the Series D Debentures were
(a) 10% interest, payable semi-annually in arrears (b) two year maturity (c) conversion price of $0.50 per share (d) "Piggyback" registration rights for three years (e) for each $5,000 of Series D Debentures acquired, an investor received a five year warrant to acquire 3,000 shares of Anchor common stock at an exercise price of $0.50 per share and (f) subordination provisions that subordinated the Series D Debentures to Anchor's "Senior Debt" (as defined in the Series D Debentures). As of December 31, 2000 $244,000 of the Series D Debentures remained outstanding and $235,000 remained outstanding at December 31, 2001.

     On September 30, 1999, the Company entered into a term loan of $931,485 with is commercial bank, combining the balances owing under an existing term loan with an additional loan amount of $250,000. The basic terms of this loan were: (a) monthly interest payments equal to bank's prime rate, plus 2.5%; (b) a maturity date of October 7, 2002; and (c) monthly principal payments of $16,500 beginning on November 7, 1999. The term loan is secured by a blanket security interest encumbering receivables, property and equipment, and other assets of Anchor. The loan agreement with the bank contains certain restrictive covenants that, among other things, require Anchor to maintain certain levels of net worth and cash flow (as defined), and prohibits the payment of dividends. Anchor was not in compliance with these covenants at December 31, 2000 and remains in default as of December 31, 2001. All amounts have been reclassified as current liabilities in both years.

     Effective March 9, 2000, Anchor and WNAH entered into a Securities Purchase Agreement ("Agreement") which superseded and replaced in its entirety the binding Letter Agreement dated February 18, 2000 and letter of intent dated November 29, 1999. The basic terms of the Agreement provide that WNAH would purchase from Anchor a package of debt and equity securities and that it would make available a $1,000,000 loan facility. The specific securities and loan facility are described below:

          (a) Series E Convertible Debentures (the "Series E Debentures") in the principal amount of $500,000; two year maturity with a provision that provides for repayment on July 1, 2000, if requested by WNAH; conversion price of $0.50 per share; "Piggyback" registration rights for three years; for each $5,000 of Series E Debentures acquired, WNAH received a five year warrant to acquire 3,000 shares of Anchor common stock at an exercise price of $0.50 per share; and subordination provisions that subordinates the Series E Debentures to Anchor's "Senior Debt" (as defined in the Series E Debentures). The Series E

     Debentures are superior to all other debentures of the Company, including without limitation those Series A, B, C and D debentures (detailed above), and shall constitute "Senior Debt" for purposes of those debentures. As of December 31, 2000, WNAH had invested $500,000 in the Series E Debentures;

          (b) a $200,000 bridge loan facility to Anchor evidenced by a promissory note ("Bridge Loan"); bearing interest at the rate of 10% per annum with a maturity date of July 1, 2000. The principal amount and all accrued interest under the Bridge Loan were, at the election of WNAH, applied toward the purchase of Series A Convertible Preferred stock, described below;

          (c) 1,853,300 shares of Series A Convertible Preferred stock ("Series A Preferred") at a purchase price of $2,000,000, which if converted would constitute 79.7% of Anchor's current outstanding common stock; and

          (d) a $1,000,000 convertible loan facility (the "Convertible Loan") which was made available immediately following the closing of the purchase of the Series A Preferred. The Convertible Loan shall be convertible, at WNAH's option, into shares of Series A Preferred stock which are further convertible into a number of shares of common stock, which, when added to the shares of common stock issued or issuable pursuant to the Series E Debentures (not including the warrants accompanying the Series E Debentures) and other shares of Series A Preferred issued to WNAH, would constitute 73.5% of Anchor's common stock on a fully-diluted basis following such conversion, assuming the maximum amount of $1,000,000 was borrowed by Anchor pursuant to the Convertible Loan.

     Under the terms of the Agreement, WNAH agreed that during the 36 month period following the closing of the transaction neither WNAH or its affiliates would make any further acquisitions of Anchor's securities unless WNAH first made a tender offer (the "Tender Offer") to buy all of the shares of Anchor's common stock not then owned by WNAH or its affiliates at a purchase price equal to the greater of: (i) $0.80 per share (as adjusted for stock splits, combinations or dividends with respect to such shares) or (ii) the price per share determined by assuming the value of Anchor to the be equal to Anchor's earnings before income taxes ("EBIT") for the 12 full calendar months preceding the month in which the offer is made, multiplied by six (6) and divided by the number of shares outstanding of the Company on a fully diluted basis.

     In March 2000, Anchor paid in full the balances of several of its debt securities with proceeds from the Series A Preferred shares purchased by WNAH. Anchor paid the $60,000 balance due under the 10% Convertible Subordinated Debentures (the "Debentures"). In addition, Anchor paid the remaining $80,000 due under the 10% Subordinated Bridge Notes with a Warrant to Purchase Shares of Anchor Common Stock ("Bridge Notes").

     On January 12, 2001, Anchor purchased substantially all the assets and business of the telephonic case management and medical bill review units of Novaeon, Inc., a Delaware corporation ("Novaeon") pursuant to an Asset Purchase Agreement, dated effective as of December 28, 2000 (the "Asset Purchase Agreement"), by and between Anchor and Novaeon (the "Purchase"). As more specifically set forth in the Asset Purchase Agreement, Anchor acquired certain assets from Novaeon's Chapter 11 bankruptcy estate as approved by the United States Bankruptcy Court for the Eastern District of Pennsylvania (Bankruptcy No. 00-18821 BIF) for a cash payment of $1,500,000 and delivery of Anchor's contingent promissory note for $3,500,000 (the "Note"). The principal amount of the Note shall be reduced on a dollar for dollar basis in the event the business acquired has revenues during calendar year 2001 of less than $10,000,000, but the principal amount shall not be reduced below $500,000. The Purchase shall be accounted for using the purchase method of accounting.

     To finance the Purchase, Anchor entered into a convertible loan with Legion Insurance Company ("Legion") for $2,000,000 (the "Legion Loan"). The Legion Loan was convertible into the securities of Anchor in the event Anchor completed an offering of its securities with gross proceeds of at least $3,000,000 by June 30, 2001. Further, Anchor and WNAH entered into an assignment and assumption agreement dated January 12, 2001 in which, if WNAH purchased the Legion Note as described below, then WNAH shall cancel the Legion
Note in exchange for ownership of the Novaeon assets purchased by Anchor.

     As further consideration for Legion to make the $2,000,000 loan to Anchor, WNAH amended the repayment terms of an existing debt between WNAH and Legion. Additionally, WNAH and Legion have entered into an agreement wherein if Anchor failed to complete an offering of its securities with gross proceeds of at least $3,000,000 by June 30, 2001 WNAH, at Legion's election, was obligated to purchase the Legion Note from Legion in exchange for the issuance of a fixed number of shares of the Common Stock of WNAH. Legion agreed to extend the due date of the Legion Loan to December 31, 2001 following the Company's default at June 30, 2001. Although management is currently negotiating with Legion for a further extension beyond December 31, 2001, no such extension has been granted to date. There can be no assurance that an extension will be obtained on terms acceptable to the Company, if at all.

     Capital and certain acquisition related expenditures were $821,628, $323,607 and $94,909 for the twelve months ended December 2000, 1999, and 1998 respectively. The 2000 expenditures primarily related to software development, implementation and related hardware costs to update the eligibility and claims processing system.

     Short-term borrowings, the current portion of long-term debt and the current portion of long-term liabilities in the aggregate totaled $3,121,178 at December 31, 2000 (as compared to $982,589 at December 31, 1999). As of December 31, 2000, short-term borrowings, the current portion of long-term debt and the current portion of long-term liabilities in the aggregate consisted of: (a) $700,486 representing the balance of a term bank loan; (b) $85,275 of current portion of other long term liabilities; (c) $819,000 of the Debentures; (d) $409,000 of short term borrowing from WNAH; (e) $107,417 in current capital lease obligations; and (f) $1,000,000 of promissory note payable to WNAH.

     At December 31, 2000, long-term liabilities, less the current portion discussed above, totaled $232,453 (as compared to $1,747,612 at December 31, 1999), consisting entirely of non-current capital lease obligations.

     Anchor has not paid cash dividends in the past and does not expect to pay cash dividends in the foreseeable future.

Recently Issued Accounting Statements

     The Financial Accounting Standards Board ("FASB") has issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments. SFAS No. 133, which is effective for the Company beginning January 1, 2001, requires that entities recognize all derivatives as either assets or liabilities on the balance sheet, and measure those instruments at fair value. The Company does not presently engage in any hedging activities to compensate for the effect of exchange rate fluctuations on the net assets or operating results of its foreign subsidiary. As a result, management has determined that the adoption of SFAS No. 133 will not have a material impact on the Company's consolidated results of operations, financial position or cash flows.

     In June 2001, the FASB issued SFAS No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets." These Statements change the accounting for business combinations and goodwill. SFAS No.141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 will not have a material impact on the Company's consolidated results of operations, financial position, or cash flows. SFAS No. 142 changes the accounting for goodwill and certain intangible assets from an amortization method to an impairment-only approach. The adoption of SFAS No.

142 will not have a material impact on the Company's consolidated results of operations, financial position or cash flows.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provision of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business (as previously defined in that opinion). SFAS No. 144 will be adopted January 1, 2002. We have not yet determined the impact of its adoption on our consolidated results of operations, financial position, or cash flows.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

         The Company does not maintain any long-term investments, nor does the Company foresee being in the position of acquiring any long-term investments within the next year. Due to only having short-term investments with maturities of 90 days or less, Anchor is not subject to the risk involved with market interest rates changes.

         Anchor does not engage in trading market risk sensitive instruments and does not purchase as investments, hedges, or for purposes other than trading, financial instruments that are likely to expose the Company to market risk, whether it be from interest rate, foreign currency exchange, commodity price, or equity price risk. The Company has not entered into forward or futures contract or swaps, nor has it purchases options.

Risk Factors That May Affect Future Results

         Anchor's business, financial condition, cash flows, and results of operations may be impacted by a number of factors, including, but not limited to, the following, any of which could cause actual results to vary materially from current and historical results or Anchor's anticipated future results.

         Anchor working capital deficiencies. The Company is insolvent and lacks sufficient working capital to meet its known debt obligations and other potential contingent liabilities, including third-party claims presently being litigated. The Company is in default of the financial covenants under its Secured Bank Loan and all of its debenture debt is past due. Management will seek to induce various creditors to forebear their debt and exchange all or a substantial portion of it for Anchor common stock. In addition, the Company will seek a maturity extension and default forebearance under its Secured Bank Loan and a further maturity extension of the Legion Loan. If Anchor is unable to raise substantial additional working capital and restructure its debt obligations, the Company's assets, and the assets of its subsidiaries, will remain subject to possible seizure by one or more secured creditors and attachment by creditors that are able to obtain judgements against the Company. If such contingencies were to occur, the Company and its subsidiaries could be forced to discontinue all operations and/or seek bankruptcy protection.

         Encumbrance of Spectrum CA's assets and business. Spectrum CA remains the Company's sole operating subsidiary following the cessation of business by the WBA companies. Management's plan is to focus on the growth of Spectrum CA's managed care business. As previously described, the Company's commercial bank and Legion both assert security interests encumbering Spectrum CA's assets and business. Unless the Legion Loan maturity is extended and Anchor raises sufficient equity capital to either: (a) cause Legion's debt to be converted to Anchor common stock under the Legion Loan agreement; or (b) enable it to repay the Legion Loan in full, the assets and business of Spectrum CA could be subject to seizure by Legion under its security agreement. Alternatively, if Anchor fails to satisfy the Legion Loan in one form or another, Legion could invoke its rights under the Legion Note Purchase Agreement to cause WNAH to acquire the

Legion Note in exchange for WHAH common stock. In that event, Anchor could be forced under the Assignment & Assumption Agreement to convey all the capital stock of Spectrum CA to WNAH in exchange for WNAH's assumption of its obligations to repay the Legion Loan and the Novaeon Note. There can be no assurance given that Anchor will be successful in avoiding these contingencies, any of which, could result in the loss of Spectrum CA's business operation and assets to a third party.

     Customer concentration. Spectrum CA derives more than 20% of its revenue from a single customer. Should Spectrum CA's business with this customer terminate, it will need to significantly reduce expenses to meet its liquidity requirements. If Spectrum CA cannot meet its liquidity requirements, its operations and financial condition will be materially and adversely affected.

     Limited operating history and net losses. The Company's ongoing managed care business was purchased in January 2001. Prior to purchase, the predecessor business, Novaeon, Inc., sustained significant losses and negative cash flows. The Company cannot assure that it will be successful in implementing its long-term operating strategy. It cannot assure that it will be able to maintain revenue growth or that the Company will not sustain net losses in the future.

     Pending legal proceedings. From time to time the Company receives various claims alleging breach of contract under agreements with customers. An adverse determination in any future legal proceedings could have a material adverse effect on the Company's business, financial condition, cash flows and results of operations.

     Fluctuations in quarterly operating results. Anchor has experienced in the past, and will continue to experience in the future, quarterly variations in net revenues and net income. Thus, operating results for any particular quarter are not necessarily indicative of results for any future period. Factors that have affected quarterly operating results include: (i) The timing of new customer contracts or termination of existing contracts, (ii) competitive conditions in its industry, (iii) acquisitions, (iv) general economic conditions, and (v) the level of selling and administrative expenses. Many of these factors are beyond Anchor's control.

     Volatility of trading price. The trading price of Anchor's common stock has fluctuated widely in response to variations in Anchor's quarterly operating results, changes in the Company's business, and changes in general market and economic conditions. The shares of the Company's stock are thinly traded, resulting in wide price fluctuation. There can be no assurance that this volatility will decrease, or that liquidity of the Company's shares will improve.

     Compliance with Securities Acts. The Company has failed to satisfy its reporting requirements under the Securities Exchange Act of 1934 during the preceding twelve months. Management's plan is to file the Company's March 31, June 30 and September 30, 2001 Form 10-Q reports as soon as practicable following the filing of this Form 10-K. In addition, management plans to file the required attachments to its delinquent Form 8-K filing in connection with Anchor's purchase of the Novaeon assets upon receipt of audited financial statements for the Novaeon Assets. The Company does not have sufficient cash resources at this time, however, to pay the estimated professional fees for the required audit services. As a result, there can be no assurance the Company will complete the above actions in the near term, if ever.

     Competition. The market for managed care services is highly competitive. Accordingly, new competitors may emerge and rapidly acquire significant market share. Although the Company remains vigilante in assessing its competitors, the Company faces the chance of a sudden entrant from an unknown source into the market. The Company cannot assure that it will be able to compete successfully against current and future competitors.

     Dependence on key personnel. Anchor's future success will depend largely on the efforts and abilities of its executive officers and certain key managerial, technical and sales employees. The Company does not maintain life insurance policies on its key personnel. Furthermore, the executives performing critical functions as officers of Anchor and its subsidiaries are employed by WNAH or one of its subsidiaries. The employment of substantially all of those employees is terminable at will by the employer or the employee. The loss of any of the services of these executives to Anchor and its subsidiaries could have a material adverse effect on the Company's business, financial condition, cash flow and results of operations. Anchor cannot assure that it will be successful in retaining the services of such key personnel.

        Novaeon acquisition debt. Anchor's balloon payment under the $500,000 Novaeon Note held by the Novaeon bankruptcy estate is due in April 2002. If Anchor fails to make the payment when due, the holder may bring an action against the Company to collect the debt or seek other remedies in the bankruptcy court. The Company lacks sufficient cash resources to satisfy the Novaeon Note and there can be no assurance that it will make this payment when due.

        Inflation & Technology. In response to general inflation trends and increased operating costs, the health insurance industry continuously seeks to achieve greater savings from medical service providers. The health insurance industry in general, and the managed care sector in particular, continue to undergo significant consolidation. The primary driver of this process is the major investment in information technology infrastructure required to maintain a competitive position. The focus on computer systems that improve productivity, accommodate electronic data interchange, and provide internet client and provider interfaces increasingly requires managed care service providers to achieve a certain critical mass in order to be cost effective. Managed care service providers who apply state-of-the-art systems, are cost-effective and seek to be flexible in delivering their services have an opportunity to substantially expand their client base.

Item 8. Financial Statements and Supplementary Data

        Our consolidated financial statements and footnotes and the reports of independent auditors thereon are included in this report on pages F-2 through F-26.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

        As described more fully in a Current Report filed with the SEC on February 12, 2001 Anchor orally dismissed Odenberg, Ullakko, Muranishi & Co. ("OUM") effective January 17, 2001 and, effective as of such date, engaged Deloitte & Touche LLP ("D&T") as its independent accountants. The change in independent accountants was approved by Anchor's Board of Directors. The primary reason for the change was that Anchor had recently moved its principal executive offices from Concord, California to San Diego, California. OUM's sole offices are located in San Francisco, California, and Anchor's Board of Directors believe that it would be in Anchor's best interests to have independent accountants located nearer to its offices in San Diego.

        The reports of OUM on Anchor's financial statements as of and for the years ended December 31, 1998 and 1999 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles. Except as otherwise provided herein, during the period from January 1, 1998 to the present, there were no disagreements with OUM on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures which, if not resolved to the satisfaction of OUM, would have caused OUM to make reference to the subject matter of such disagreements in connection with its Report, and OUM did not advise Anchor as to any matters that would be required to be disclosed pursuant to paragraph (a)(1)(iv) or (a)(1)(v) of Item 304 of Regulation S-K.

        The Company has reclassified certain fiscal year 1999 withdrawals of funds held in the Company's client fiduciary accounts and owed to such fiduciary accounts at December 31, 1999. The nature and amounts of such liabilities are disclosed in Note 2 to the Consolidated Financial Statements.

        At no time during the fiscal years ended December 31, 1998, 1999 and 2000, or during the subsequent interim periods preceding D&T's engagement as the Anchor's independent public accountants, did Anchor consult with D&T regarding the application of accounting principles to any transaction, the type of audit opinion that might be rendered on the financial statements of Anchor or any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to such Item) or a reportable event (as described in Item 304(a)(1)(v) of Regulation S-K)

                                    PART III

Item 10.    Directors and Executive Officers of Anchor

         The following information is provided regarding the executive officers and directors of Anchor as of December 31, 2000.

            Name         Age                        Position
-----------------------  ----   ------------------------------------------------
Jeffrey S. Ward .......   41    Chief Executive Officer, Chairman and Director
Terry D. Hale .........   56    Chief Operating Officer
Kevin P. Jasper .......   48    Executive Vice President, Secretary and Director
Ted C. Filley .........   43    Chief Financial Officer
Thomas O.Hedford ......   60    Senior Vice President
Gerard A.C. Bakker ....   56    Director
Russ A. Whitmarsh .....   41    Director
John F. Darden ........   55    Director


         Jeffrey S. Ward. Mr. Ward has served as a Director, Chairman, and Chief Executive Officer of Anchor since March 2000. He is employed as Chairman and Chief Executive Officer of Ward North America, Inc., ("WNA") a WNAH subsidiary and also serves as Chairman and CEO of WNAH and CEO of its other subsidiaries Spectrum Managed Care, Inc. and Ward-Interspect, Ltd. in Toronto. These firms specialize in providing a diverse array of claims management solutions to the Insurance and Alternative Risk markets through over 70 offices in the United States and Canada. Mr. Ward began his career in 1980 as a multi-line adjuster for a regional adjusting firm in Southern California, A.L. Wisdom & Associates ("Wisdom"). From 1985 to 1988, Mr. Ward served as Vice President of Operations for Wisdom. In 1988, he formed J.S. Ward & Co., which operated as a third-party administrator for self-insured's and simultaneously led a management buyout of Wisdom. In 1991, both J.S. Ward & Co. and Wisdom were acquired by Swiss-Re owned Thomas Howell Group; an international loss adjusting firm based in London, and merged together to form Ward-THG. Mr. Ward served as CEO of Ward-THG, Inc. from 1991 to 1995. In 1995, Mr. Ward was appointed President of the General Claims Services operation of Atlanta-based Thomas Howell Group (Americas), Inc., which included Gay & Taylor, Inc. one of the largest adjusting companies in the United States, founded in 1928. Later that year he formed Ward North America Holding, Inc. and led the management buy-out of Ward-THG and Atlanta based Gay & Taylor from Swiss-Re. Mr. Ward holds a Bachelor's degree in Business Administration from the University of San Diego. He is also a member of the San Diego Chapter of the Young Presidents Organization.

         Terry D. Hale. Mr. Hale joined Anchor in March 2000 as Chief Operating Officer and as President and Chief Operating Officer of WBAIS and Harden-AZ. Mr. Hale subsequently resigned all positions effective April 1, 2001. Prior to joining the Company, he served as Executive Director from 1989 to 2000 of the Texas Municipal League Group Benefits Risk Pool. As Executive Director, Mr. Hale was responsible for the daily operational functions as well as the development of business opportunities. Prior to entering the insurance field Mr. Hale taught high school biology, chemistry and physics in Columbia, Illinois. Mr. Hale received a Bachelor of Science degree from Southeast Missouri State University.

         Kevin P. Jasper. Mr. Jasper has held the positions of Director, Executive Vice President and Assistant Secretary of Anchor since March 2000. He was appointed Secretary in December 2000. Mr. Jasper is employed by WNAH's subsidiary, Ward North America, Inc., ("WNA") and has served as Executive Vice President of WNA and WNAH since January 2000. Mr. Jasper joined WNA and WNAH as Vice President - Strategic Planning and since that time has served as Senior Vice President and Chief Administrative Officer until assuming his current positions. From 1993 to 1997, Mr. Jasper was self-employed and developed and operated multi-family real estate projects in California for his own account. Prior to 1993, Mr. Jasper was involved as a principal in 3 start-up business enterprises. From 1989 through 1992 he co-founded and held executive management positions, including President
- Manufacturing, in Gigatek Memory Systems, Inc., a manufacturer of computer memory storage products. In 1991, Mr. Jasper co-founded and served as a director of Sassaby, Inc. a manufacturer of cosmetic accessories and developer of a branded cosmetics line, JANE. That same year he also co-founded and served as a director of the predecessor entity to Trega Biosciences, Inc. (Nasdaq National Market - "TRGA"). Mr. Jasper holds a B.S. in Accounting from San Diego State University and is a Magna Cum Laude graduate of California Western School of Law. He was admitted to the California Bar in 1979.

     Ted C. Filley. Mr. Filley, was appointed Chief Financial Officer of Anchor in September 2000 and subsequently resigned that position effective October 2001. Mr. Filley began his employment at WNA in September 2000 and was appointed Senior Vice President and Controller of WNAH at that time. He was promoted to Chief Financial Officer of WNAH in August 2001. Prior to September 2000, Mr. Filley was a principal in the accounting and consulting firm Nation Smith Hermes Diamond, San Diego, CA from 1997 to 2000 and performed management, accounting and corporate finance consulting services for a diverse client base. During his tenure at the firm he acted as a consultant to WNAH and its subsidiaries on accounting and finance matters, including acquisition due diligence and integration projects at various times from 1997 to 2000. Mr. Filley served as Chief Financial Officer of MG Products, Inc., a manufacturing company with offices throughout the U.S. from 1990 to 1994 and as a Manager and Senior Manager at Ernst & Young from 1986 to 1990. Mr. Filley is a certified public accountant and a member of the American Institute of Certified Public Accountants.

     Thomas O. Hedford. Mr. Hedford served as Executive Vice President of Anchor from 1998 until May 2000 and Senior Vice President from May 2000 until his resignation effective December 31, 2001. He was made President - Sales and Marketing of WBAIS and shared an "Office of the President" role with the company's former Chief Operating Officer beginning in March 2000. He was later promoted to President of WABIS in April 2001 and served in that capacity until December 31, 2001. Mr. Hedford joined Harden & Company Insurance Services, Inc., as Executive Vice President when it acquired PHA's employee benefits administration division in 1998. He served in that capacity until March 2000 when Ward North America Holding, Inc., purchased a majority interest in Harden & Company's parent, Anchor Pacific Underwriters, Inc. At that time, Mr. Hedford became Senior Vice President of Anchor and President - Sales and Marketing of Harden & Company (now known as Ward Benefits Administrators & Insurance Services, Inc.). Mr. Hedford received a B.A. degree in Mathematics from the University of Washington in 1963. He has been a Member of the Academy of Actuaries since 1971 and was admitted as a Fellow of Actuaries in 1976. Mr. Hedford is a past Chairman of Oregon's Pool for Uninsurable Individuals and former Treasurer of the Oregon Life & Heath Guaranty Association

     Gerard A.C. Bakker. Mr. Bakker became a Director of Anchor in March 2000 and joined WNA and WNAH as Senior Vice President in February 2000. He was appointed President of Anchor in March 2001. Mr. Bakker began his career 30 years ago in Switzerland in a troubleshooting and consulting capacity for a multinational industrial company. Subsequently he worked as Vice President for Walter E. Heller and Company, a U.S. financial corporation in Europe from 1978-1982. From 1982-1989, he served as a partner in one of the oldest European loss adjusting firms, A. Kiewit working out of Antwerp, Belgium. After the acquisition of A. Kiewit and Thomas Howell Group ("THG") in 1991 by Swiss Re he became responsible for all adjusting operations in Europe and subsequently became COO in 1994 of THG (Americas) in which capacity he assisted Ward-THG with the buy-out in 1995 of Ward-THG and Gay & Taylor from Swiss Re. Mr. Bakker holds a Bachelor's degree in Business Administration from the University of Public and Business Administration in St. Gall, Switzerland and a MBA from Northwestern's School of Management.

     Russ A. Whitmarsh. Mr. Whitmarsh is employed by WNA and holds the office of Senior Vice President for both WNA and WNAH. He began serving Anchor as a Director in March 2000. Mr. Whitmarsh began his career in 1983 as a multi-line field claims adjuster for A.L. Wisdom & Associates. In 1988 he became a partner with Jeffrey S. Ward in A.L. Wisdom & Associates and J.S. Ward & Co. He currently directs the field claims services division of WNA. Mr. Whitmarsh also manages WNA's Western United States District and supports the Chief Executive Officer with a variety of corporate administration functions.

     John F. Darden. Mr. Darden served as Anchor's Chief Financial Officer from April 2000 to September 2000 when Mr. Filley assumed that role. He was elected as a Director of Anchor in May 2000 and served in that capacity until February 2001. Mr. Darden joined WNA and WNAH as Senior Vice President and Chief Financial Officer in April 2000. Mr. Darden began his career in 1974 with the United States operating company for Societe Generale de Surveillance S.A., SGS Control Services, Inc. as the Vice President and Chief Financial Officer for SGS North America, Inc., a wholly owned subsidiary of Societe Generale de Surveilance S.A. From 1986 to 1999 Mr. Darden served as Executive Vice President, Chief Financial Officer and Director for GAB Robins North America, Inc., a leading independent insurance services provider offering loss adjusting, investigation services, third party administration, medical care management, catastrophe response services and data information services to self-insured businesses and the insurance industry. Mr. Darden is a Certified Public Accountant and holds a B.S. in Accounting from St. Francis College. He is a member of the American Institute of Certified Public Accountants, the New York State Society of Certified Public Accountants and the Financial Executive Institute.

     None of the directors of Anchor hold directorships in any company (other than Anchor ) with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended. No director or executive officer of Anchor has a family relationship to another director or executive officer of Anchor.

Item 11. Executive Compensation

     Directors of Anchor do not receive any fees for their service as Board or Committee members. Anchor reimburses reasonable out-of-pocket expenses incurred by Directors performing services for Anchor.

     Pursuant to a nondiscretionary formula set forth in the Company's Stock Option Plan, non-employee Directors receive stock options covering 15,000 shares upon their initial election to the Board (the "Initial Grant"), and automatically receive supplemental options covering 1,000 shares on each subsequent re-election (the "Annual Grant"). The Initial Grant and Annual Grant are cumulatively exercisable to the extent of 25% of the shares subject to the option on the first, second, third and fourth anniversaries of the date of grant, becoming 100% exercisable on the fourth anniversary of the date of grant. Each such option is granted with an exercise price at fair market value on the date of grant (or 110% of fair market value in the case of an optionee who owns stock representing more than 10% of the total combined voting power of all classes of the stock of Anchor). These options expire on the earlier of ten years from the grant date or thirty months following termination of the Director's tenure on the Board.

     The following table shows for the fiscal years ended December 31, 2000, 1999 and 1998, the compensation paid to the executive officers of Anchor, the executive officers of its subsidiary, WBA, whose aggregate salaries and bonuses exceeded $100,000.

                                            Summary Annual Compensation Table

   Name and Principal Position                     Year     Salary ($)       Bonus ($)           All Other
                                                                                             Compensation ($)
   Thomas O. Hedford                               2000        116,064            -              8,400/(2)/
   (Anchor Senior Vice President  and              1999        125,000        2,500/(1)/         8,400/(2)/
   President - Marketing of WBA)                   1998        111,354       16,000/(1)/         8,400/(2)/

/(1)/ Represents incentive compensation paid to Mr. Hedford based on WBA's financial performance. Said bonus for 1999 is equal to 50% of 3% of WBA's operating results ("EBITDA", earnings before income taxes, depreciation and amortization) and was calculated quarterly for the period ending December 31, 1998.

/(2)/ Represents car allowance.

         All other officers of Anchor are compensated directly by WNA for their services. WNA charges Anchor a monthly fee pursuant to a resource sharing agreement that indirectly reimburses it for a portion of the compensation costs of such officers.

             Aggregated Option/SAR Exercises in the Last Fiscal Year
                  And Fiscal Year-End Option/SAR/Warrant Values

                              Number of Securities        Value of Exercisable
                             Underlying Exercisable           In-the-Money
         Name               Options/SARs/Warrants at    Options/SARs/Warrants at
                                     12/31/00                      12/31/00
         Thomas O. Hedford             8,650                           --

Item 12.     Security Ownership of Certain Beneficial Owners and Management

Security Ownership Table

         The table below indicates the number of shares of Anchor's common stock beneficially owned as of December 31, 2000, by (a) incumbent; (b) executive officers who are not also directors; and (c) by all directors and executive officers as a group. Except as otherwise indicated, each person has sole investment and voting powers with respect to the shares shown as beneficially owned. Ownership information is based upon information furnished by the respective individuals.

                     DIRECTORS AND NAMED EXECUTIVE OFFICERS

         Name                   Common Stock Beneficially              Percent
                              Owned as of December 31, 2000           of Class



         (a) Directors:
         None
         (b)Executive Officers:
         Thomas O. Hedford                           8,650/(2)/        0.18%
         (c) All directors and executive             8,650             0.18%
         officers as a group


         /(2)/ Includes 6,250 shares of common stock issuable upon the exercise of stock options and 2,400 shares of common stock issuable upon the exercise of warrants at a purchase price of $0.50 per share.

Item 13.     Certain Relationships and Related Transactions

         At December 31, 2000, 1999, and 1998, Anchor had $0, $254,000, and
$480,000, respectively, in 10% convertible debentures and bridge notes outstanding to members of the board of directors. Total interest incurred on this debt was approximately $0, $21,600, and $21,400 for the years ended December 31, 2000,

1999, and 1998, respectively. At December 31, 2000, 1999 and 1998, Anchor had $1,909,000, $400,000 and $0, respectively, in 10% convertible debentures, a convertible loan facility and a short-term advance outstanding to WNAH. Total interest incurred on this debt was approximately $94,300, $3,300 and $0, for the years ended December 31, 2000, 1999, and 1998, respectively. Anchor's majority shareholder, WNAH, has foregone collection of sums due under its $1,000,000 convertible credit facility as well as additional cash advances made by it to Anchor and the WBA subsidiaries.

         Since April 2000, WNAH has also provided administrative and overhead support services to Anchor and its subsidiaries under an inter-company resource sharing arrangement. WNAH's overhead support includes the services of its senior executive personnel as well as the performance of human resources, accounting, insurance, legal, facilities management, information technology, and administrative functions. In addition, WNAH has allowed Anchor and its subsidiaries to occupy office space in its corporate headquarters offices in San Diego, CA, utilize its nationwide data network hardware and software infrastructure, web-site hosting capabilities and other communications resources. Anchor initially agreed to pay the sum of $12,500 per month for WNAH's overhead support services. The monthly support fee was increased to 9% of monthly net revenue of Anchor and its subsidiaries in January 2001 to more closely reflect the fair market value of the services, and the amount of the expense savings realized by Anchor and its subsidiaries under the arrangement. The outstanding balance of WNAH's cash advances to and on behalf of the Company, including the overhead support, as of November 30, 2001 was approximately $700,000.

         Finally, the WBA companies received certain operational services performed by G.E. Capital International Services (GECIS) during 2000, payable in cash at fair market value. GECIS is an affiliate of ERC, which is a WNAH shareholder.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(1)      Financial Statements.
         --------------------

         Reports of Independent Auditors

         Consolidated Balance Sheets as of December 31, 2000 and 1999

         Consolidated Statements of Operations for the years ended December 31, 2000, 1999 and 1998

         Consolidated Statements of Stockholders' Equity for the years ended December 31, 2000, 1999 and 1998

         Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998.

         Notes to Consolidated Financial Statements

(2)      Exhibit Index.
         -------------

2.1 Amended and Restated Agreement and Plan of Merger dated as of October 24, 1994, by and between System Industries, Inc. and Old Anchor, as amended by that certain Amendment to the Amended and Restated Agreement and Plan of Merger dated as of December 29, 1994, and Agreement of Merger attached as an exhibit to the Reorganization Agreement and certified by the Delaware Secretary of State on January 6, 1995. Incorporated by reference to Exhibit 2.1 of Anchor's Annual Report on Form 10-K for the year ended December 31, 1994.

2.2 Asset Purchase Agreement dated effective as of December 28, 2000, by and between Anchor and Novaeon. Incorporated by reference to Exhibit
         2.1 of Anchor's Current Report on Form 8-K for the period ended January 12, 2001.

3.1      Restated Certificate of Incorporation. Incorporated by reference to
         Exhibit 3.1 of Anchor's Annual Report on Form 10-K for the year ended December 31, 1994.

3.2 Bylaws. Incorporated by reference to Exhibit 3.2 of Anchor's Annual Report on Form 10-K for the year ended December 31, 1994.

3.3      Amendment to Certificate of Incorporation.

3.4 Certificate Of Designations Of Series A Convertible Preferred Stock Of Anchor Pacific Underwriters, Inc., A Delaware Corporation, filed March 9, 2000.

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

10.1 1994 Stock Option Plan. Incorporated by reference to Exhibit 10.1 of Anchor's Annual Report on Form 10-K for the year ended December 31, 1994. *

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

10.38 Letter Agreement dated February 18, 2000, between Anchor and WNAH. Incorporated by reference to Exhibit 10.38 of Anchor's Annual Report on Form 10-K for the year ended December 31, 1999.

10.39    Stock Purchase Agreement dated March 9, 2000 between Anchor and James
         R. Dunathan for the purchase of all the outstanding stock of Shelby Insurance Services, Inc. formerly known as Putnam, Knudsen & Wieking, Inc. Incorporated by reference to Exhibit 10.39 of Anchor's Annual Report on Form 10-K for the year ended December 31, 1999.

10.40 Securities Purchase Agreement dated March 9, 2000 between Anchor and WNAH. Incorporated by reference to Exhibit 10.40 of Anchor's Annual Report on Form 10-K for the year ended December 31, 1999.

10.40a Exhibit A, Form of Debenture to the Securities Purchase Agreement dated March 9, 2000 between Anchor and WNAH. Incorporated by reference to
         Exhibit 10.40a of Anchor's Annual Report on Form 10-K for the year ended December 31, 1999.

10.40b Exhibit B, Certificate of Designations to the Securities Purchase Agreement dated March 9, 2000 between Anchor and WNAH. Incorporated by reference to Exhibit 10.40b of Anchor's Annual Report on Form 10-K for the year ended December 31, 1999.

10.40c Exhibit C, Form of Loan Facility to the Securities Purchase Agreement dated March 9, 2000 between Anchor and WNAH. Incorporated by reference to Exhibit 10.40c of Anchor's Annual Report on Form 10-K for the year ended December 31, 1999.

10.40d Exhibit D, Schedule of Exceptions to the Securities Purchase Agreement dated March 9, 2000 between Anchor and WNAH. Incorporated by reference to Exhibit 10.40d of Anchor's Annual Report on Form 10-K for the year ended December 31, 1999.

10.40e Exhibit E, Form of Legal Opinion of Company Counsel to the Securities Purchase Agreement dated March 9, 2000 between Anchor and WNAH. Incorporated by reference to Exhibit 10.40e of Anchor's Annual Report on Form 10-K for the year ended December 31, 1999.

10.40f Exhibit F, Form of Investor Rights Agreement to the Securities Purchase Agreement dated March 9, 2000, between Anchor and WNAH. Incorporated by reference to Exhibit 10.40f of Anchor's Annual Report on Form 10-K for the year ended December 31, 1999.

10.41    Employment Agreement dated September 1, 1998, between Harden and Thomas
         O. Hedford. Incorporated by reference to Exhibit 10.41 of Anchor's Annual Report on Form 10-K for the year ended December 31, 1999.*

10.41a Amendment No. 1 to Employment Agreement dated May 1, 1999, between Harden and Thomas O. Hedford. Incorporated by reference to Exhibit 10.41a of Anchor's Annual Report on Form 10-K for the year ended December 31, 1999.*

10.42 Employment Agreement dated May 1, 1999, between Harden and Earl Wiklund. Incorporated by reference to Exhibit 10.42 of Anchor's Annual Report on Form 10-K for the year ended December 31, 1999.*

10.43 Employment Agreement dated April 1, 2000 between Harden and Thomas O. Hedford.*

10.44 Overhead Support & Resource Sharing Agreement by and between Ward North America, Inc. and Anchor Pacific Underwriters, Inc. Ward Benefits Administrators & Insurance Services, Inc., formerly known as Harden & Company Insurance Services, Inc., and Harden & Company of Arizona, Inc., and made effective as of September 1, 2000.

10.45 Stock Subscription Agreement dated effective January 12, 2001 by and between Anchor, as the purchaser, and Spectrum Managed Care of California, Inc., as the issuer.

10.46 Stipulation entered into on February 28, 2001 between Anchor and Sutter Square Associates, LLC, concerning Anchor's surrender of possession of the office premises at 1800 Sutter Street, Concord, California under that certain office lease dated October 29, 1990, as amended on June 10, 1991, April 16, 1994 and September 9, 1994 between the parties incorporated by reference to Exhibit 10.2 of Anchor's Annual Report on Form 10-K for the year ended December 31, 1994.

10.47 Lease dated March 15, 2001 between Royal Management Company and Spectrum CA for the office premises located at 37650 Professional Center Drive, Livonia, PA.

10.48 Sublease dated May 3, 2001 between Sirius Computer Solutions, Inc., and Spectrum CA for the office premises located at Whiteland Office Plaza, Whiteland Business Park, 740 Springdale Road, Exton Pennsylvania 19341.

10.49 Commission Arrangement by and between Ward Benefits Administrators & Insurance Services, Inc. and Loomis Benefits West, Inc. dated January 1, 2002.

16.1 Letter dated March 7, 2001 from Odenberg Ullakko Muranishi & Co. regarding the change in independent public accountants. Incorporated by reference to Exhibit 16.1 of Anchor's Amended Current Report on Form 8-KA for the period ended January 17, 2001.

99.1 Contingent Promissory Note made by Anchor in favor of Novaeon, dated January 12, 2001. Incorporated by reference to Exhibit 99.1 of Anchor's Current Report on Form 8-K for the period ended January 12, 2001.

99.2     Press Release dated January 16, 2001. Incorporated by reference to
         Exhibit 99.2 of Anchor's Current Report on Form 8-K for the period ended January 12, 2001.

99.3 Convertible Promissory Note made by Anchor in favor of Legion dated January 12, 2001. Incorporated by reference to Exhibit 99.3 of Anchor's Current Report on Form 8-K for the period ended January 12, 2001.

99.3a First Amendment to Promissory Note entered into on November 21, 2001 by and between Anchor and Legion Insurance Company amending that certain Promissory Note dated January 12, 2001 in the principal amount of two million dollars ($2,000,000) executed by Anchor in favor of Legion Insurance Company.

99.4 Security Agreement in favor of Legion dated January 12, 2001, securing the assets acquired by Anchor pursuant to the Asset Purchase Agreement. Incorporated by reference to Exhibit 99.4 of Anchor's Current Report on Form 8-K for the period ended January 12, 2001.

99.5 Assignment and Assumption Agreement by and between Anchor and Ward dated January 12, 2001. Incorporated by reference to Exhibit 99.5 of Anchor's Current Report on Form 8-K for the period ended January 12, 2001.

_____________________________
All other exhibits are omitted because they are inapplicable.

*Denotes management contract or compensatory plan or arrangement.

(3)      Reports on Form 8-K and Form 8-KA.
         ---------------------------------

Current Report dated January 12, 2001 reporting acquisition of Novaeon, Inc. by Anchor.

Amended Current Report dated January 17, 2001 reporting change in Anchor's auditors.

Current Report dated February 12, 2001 reporting change in Anchor's auditor.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Anchor has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            Anchor Pacific Underwriters, Inc.
                                            (Anchor)

                                                  /s/ Gerard A.C. Bakker
Date: February 8, 2002                      By: ________________________________
                                                      Gerard A.C. Bakker
                                                          President
                                                 (Principal Executive Officer)

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Anchor and in the capacities and on the dates indicated.

            Signature                                   Title                            Date
            ---------                                   -----                            ----
       /s/ Gerard A.C. Bakker          President and Director                      February 8, 2002
---------------------------------
         Gerard A.C. Bakker
   (Principal Executive Officer)

        /s/ Jeffrey S. Ward            Chairman, Chief Executive Officer and       February 8, 2002
---------------------------------      Director
          Jeffrey S. Ward
   (Principal Executive Officer)

        /s/ Kevin P. Jasper            Executive Vice President, Secretary and     February 8, 2002
---------------------------------      Director
          Kevin P. Jasper

       /s/ Russ A. Whitmarsh           Director                                    February 8, 2002
---------------------------------
         Russ A. Whitmarsh

               ANCHOR PACIFIC UNDERWRITERS, INC. AND SUBSIDIARIES
        (a majority owned subsidiary of Ward North America Holding, Inc.)
                        CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2000, 1999, and 1998

Reports of Independent Auditors .....................................     F-2-3

Audited Consolidated Financial Statements

     Consolidated Balance Sheets ....................................     F-4

     Consolidated Statements of Operations ..........................     F-5

     Consolidated Statements of Stockholders' Equity (Deficit) ......     F-6

     Consolidated Statements of Cash Flows ..........................     F-7

     Notes to Consolidated Financial Statements .....................     F-8-25

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors
and Shareholders of
Anchor Pacific Underwriters, Inc.
San Diego, California



         We have audited the accompanying consolidated balance sheet of Anchor Pacific Underwriters, Inc. and subsidiaries (a majority owned subsidiary of Ward North America Holding, Inc.) as of December 31, 2000 and the related consolidated statements of operations, stockholders' deficit, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

         We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Anchor Pacific Underwriters, Inc. and subsidiaries as of December 31, 2000, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

         The accompanying consolidated financial statements for the year ended December 31, 2000 have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company's recurring losses from operations, negative working capital and stockholders' deficit raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Deloitte & Touche LLP



November 16, 2001, except for Note 16, as to which the date is January 29, 2002 San Diego, California

March 17, 2000

To the Board of Directors
and Shareholders of
Anchor Pacific Underwriters, Inc.

                         REPORT OF INDEPENDENT AUDITORS

     In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows present fairly, in all material respects, the financial position of Anchor Pacific Underwriters, Inc. and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

               ANCHOR PACIFIC UNDERWRITERS, INC. AND SUBSIDIARIES
        (a majority owned subsidiary of Ward North America Holding, Inc.)
                           CONSOLIDATED BALANCE SHEETS

                                                                                           December 31
                                                                                   ----------------------------
                                                                                       2000            1999
                                                                                   ------------    ------------

                                     ASSETS
Current assets:
    Accounts receivable (less allowance for doubtful accounts of $7,500 in 2000
    and 1999) ..................................................................   $    407,616    $    465,337
    Prepaid expenses and other current assets ..................................         90,099         148,774
                                                                                   ------------    ------------
    Total current assets .......................................................        497,715         614,111
                                                                                   ------------    ------------
Property and equipment, less accumulated depreciation and amortization .........        421,535         630,811
                                                                                   ------------    ------------
Other assets:
    Intangible assets, net .....................................................             --         527,813
    Other ......................................................................         76,538          60,477
                                                                                   ------------    ------------
    Total other assets .........................................................         76,538         588,290
                                                                                   ------------    ------------
Total assets ...................................................................   $    995,788    $  1,833,212
                                                                                   ============    ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
    Cash overdraft .............................................................   $    138,695    $     55,926
    Accounts payable ...........................................................        687,059       1,161,334
    Accrued expenses ...........................................................        521,730         354,810
    Legal reserve ..............................................................        435,000         150,000
    Amounts due to fiduciary accounts ..........................................             --         160,000
    Short-term borrowings, including $409,000 and $0 in 2000 and 1999,
    respectively, owed to related parties ......................................        409,000         200,000
    Current portion of long-term debt, including $1,500,000 and $0 in 2000 and
    1999, owed to related parties ..............................................      2,519,486         588,060
    Current portion of long-term liabilities ...................................        192,692         194,529
                                                                                   ------------    ------------
Total current liabilities ......................................................      4,903,662       2,864,659
Long-term liabilities, net of current portion ..................................        232,453         353,127
Long-term debt, including $0 and $654,000 in 2000 and 1999, respectively, owed
    to related parties, net of current portion .................................             --       1,394,485
                                                                                   ------------    ------------
Total liabilities ..............................................................      5,136,115       4,612,271
                                                                                   ------------    ------------

Commitments and contingencies (Notes 1, 6, 7, 12, and 13) ......................             --              --

Stockholders' equity (deficit):
Preferred stock--$.02 par value; 2,000,000 shares authorized; 1,853,300 and 0
    shares issued and outstanding at December 31, 2000 and 1999, respectively ..         37,066              --
Common stock--$.02 par value; 16,000,000 shares authorized; 4,709,931 and
    4,710,055 shares issued and outstanding at December 31, 2000 and 1999,
    respectively ...............................................................         94,201          94,201
Additional paid-in capital .....................................................      6,158,787       4,232,265
Accumulated deficit ............................................................    (10,430,381)     (7,105,525)
                                                                                   ------------    ------------
Total stockholders' deficit ....................................................     (4,140,327)     (2,779,059)
                                                                                   ------------    ------------
Total liabilities and stockholders' deficit ....................................   $    995,788    $  1,833,212
                                                                                   ============    ============

   See accompanying notes to consolidated financial statements and the reports of independent auditors.

               ANCHOR PACIFIC UNDERWRITERS, INC. AND SUBSIDIARIES
        (a majority owned subsidiary of Ward North America Holding, Inc.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     Year Ended December 31
                                                          --------------------------------------------
                                                              2000            1999            1998
                                                          ------------    ------------    ------------
Revenues:
   Administrative fees and other income ...............   $  8,999,137    $ 10,054,596    $ 12,273,067
                                                          ------------    ------------    ------------
Operating expenses:
   Salaries, commissions and employee benefits ........      5,995,236       7,377,268       8,067,801
   Selling, general and administrative expenses .......      4,691,689       4,346,808       4,702,873
   Amortization of intangible assets ..................         66,062          66,120          50,705
   Impairment of intangible assets ....................        461,751              --              --
   Write down of internal use software and other assets        982,400              --              --
   Employee severance and other costs .................             --         544,000              --
                                                          ------------    ------------    ------------
    Total operating expenses ..........................     12,197,138      12,334,196      12,821,379
                                                          ------------    ------------    ------------
Operating loss ........................................     (3,198,001)     (2,279,600)       (548,312)
                                                          ------------    ------------    ------------
Other income (expense):
   Interest expense ...................................       (294,550)       (186,441)       (221,871)
   Interest income ....................................         13,639          17,969          11,491
   Other ..............................................        161,766         (23,991)             --
                                                          ------------    ------------    ------------
    Total other expense ...............................       (119,145)       (192,463)       (210,380)
                                                          ------------    ------------    ------------
Loss before income taxes ..............................     (3,317,146)     (2,472,063)       (758,692)
Provision for income taxes ............................          7,710           5,908           9,956
                                                          ------------    ------------    ------------
Loss from continuing operations .......................     (3,324,856)     (2,477,971)       (768,648)
                                                          ------------    ------------    ------------
Discontinued operations:
   Loss from operations, net of income taxes ..........             --              --         116,509
   Loss on disposal, net of income tax benefit ........             --              --        (123,191)
                                                          ------------    ------------    ------------
Loss from discontinued operations .....................             --              --          (6,682)
                                                          ------------    ------------    ------------
Net loss ..............................................   $ (3,324,856)   $ (2,477,971)   $   (775,330)
                                                          ============    ============    ============
Net loss per share:
   Loss from continuing operations ....................   $      (0.71)   $      (0.53)   $      (0.16)
   Loss from discontinued operations ..................             --              --              --
                                                          ------------    ------------    ------------
Basic and diluted loss per common share ...............   $      (0.71)   $      (0.53)   $      (0.16)
                                                          ============    ============    ============
Weighted average number of common shares outstanding ..      4,710,029       4,710,056       4,710,057
                                                          ============    ============    ============

 See accompanying notes to consolidated financial statements and the reports of independent auditors.

               ANCHOR PACIFIC UNDERWRITERS, INC. AND SUBSIDIARIES
        (a majority owned subsidiary of Ward North America Holding, Inc.)
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                  Common Stock              Preferred Stock
                            -----------------------     ------------------------
                                                                                    Additional        Accumulated
                              Shares        Amount        Shares       Amount     Paid-In Capital       Deficit           Total
                            ----------   ----------     ----------   -----------  ---------------    -------------    ------------
Balance at January 1,
1998 ..................      4,690,839   $   93,817             --   $       --   $     4,215,649    $  (3,852,224)   $    457,242
Stock issued for
services rendered .....         18,888          378             --           --            16,622               --          17,000
Canceled stock -
Fractional shares .....            330            6             --           --                (6)              --              --
Net loss ..............             --           --             --           --                --         (775,330)       (775,330)
                            ----------   ----------     ----------   -----------  ---------------    -------------    ------------

Balance at
December 31, 1998 .....      4,710,057       94,201             --           --         4,232,265       (4,627,554)       (301,088)
Canceled stock -
Fractional shares .....             (2)          --             --           --                --               --              --
Net loss ..............             --           --             --           --                --       (2,477,971)     (2,477,971)
                            ----------   ----------     ----------   -----------  ---------------    -------------    ------------

Balance at
December 31, 1999 .....      4,710,055       94,201             --           --         4,232,265       (7,105,525)     (2,779,059)
Canceled stock -
Fractional shares .....           (124)          --             --           --                --               --              --
Preferred stock
issued, net of
$36,412 of issuance
costs .................             --           --      1,853,300       37,066         1,926,522               --       1,963,588
Net loss ..............             --           --             --           --                --       (3,324,856)     (3,324,856)
                            ----------   ----------     ----------   -----------  ---------------    -------------    ------------
Balance at December
31, 2000 ..............      4,709,931   $   94,201      1,853,300   $   37,066   $     6,158,787    $ (10,430,381)   $ (4,140,327)
                            ==========   ==========     ==========   ===========  ===============    =============    ============


 See accompanying notes to consolidated financial statements and the reports of independent auditors.

               ANCHOR PACIFIC UNDERWRITERS, INC. AND SUBSIDIARIES
        (a majority owned subsidiary of Ward North America Holding, Inc.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                 Year Ended December 31
                                                                      ------------------------------------------
                                                                         2000           1999            1998
                                                                      -----------    ----------     ------------
Cash flows from continuing operations:
   Net loss from continuing operations ............................   $(3,324,856)   $(2,477,971)   $  (768,648)
   Adjustments to reconcile net loss to net cash (used in)
   provided by operating activities:
   Depreciation and amortization ..................................       440,112        276,667        283,724
   Amortization of intangible assets ..............................        66,062         66,120         50,705
   Impairment of intangible assets ................................       461,751             --             --
   Write down of internal use software and other equipment ........       982,400             --             --
   Changes in assets and liabilities:
     Accounts receivable ..........................................        57,721         62,490        (30,178)
     Prepaid expenses and other current assets ....................        58,675         42,975        153,670
     Other assets .................................................       (16,061)        19,954        (20,764)
     Accounts payable and accrued expenses ........................      (182,355)       598,977        415,451
                                                                      -----------    -----------    -----------
     Cash flows (used in) provided by operating activities .........   (1,456,551)    (1,410,788)        83,960
                                                                      -----------    -----------    -----------

 Cash flows from investing activities:
   Net proceeds from sale of PKW ..................................            --      2,054,995             --
   Purchases of property and equipment, net of capital leases .....      (821,628)      (323,607)       (94,909)
                                                                      -----------    -----------    -----------
     Cash flows (used in) provided by investing activities ........      (821,628)     1,731,388        (94,909)
                                                                      -----------    -----------    -----------

Cash flows from financing activities:
   Short-term borrowings (related party activity: $409,000, $0
   and $0 in 2000,1999 and 1998, respectively) ....................       409,000        200,000        200,000
   Repayments on short-term borrowings ............................      (200,000)      (200,000)            --
   Borrowings on long-term debt (related party activity:
   $1,100,000, $473,000, and $75,000, in 2000, 1999 and 1998
   respectively) ..................................................     1,100,000      1,199,000        405,000
   Repayment of long-term debt (related party activity:
   $240,000, $104,000, and $30,000, in 2000, 1999 and 1998
   respectively) ..................................................      (563,059)    (1,317,746)      (262,029)
   Repayments of long-term liabilities ............................      (514,119)      (395,919)      (570,594)
   Increase in cash overdraft .....................................        82,769         55,926             --
   Issuance of common stock .......................................            --             --         17,000
   Preferred stock issuance costs .................................       (36,412)            --             --
   Issuance of preferred stock (related party activity:
   $2,000,000, $0 and $0 in 2000, 1999 and 1998 respectively) .....     2,000,000             --             --
                                                                      -----------    -----------    -----------
     Cash flows provided by (used in) financing activities ........     2,278,179       (458,739)      (210,623)
                                                                      -----------    -----------    -----------

Discontinued operations:
   Loss from discontinued operations, net of income taxes .........            --             --         (6,682)
   Changes in operating activities ................................            --             --        340,432
                                                                      -----------    -----------    -----------
   Operating activities ...........................................            --             --        333,750
   Financing activities ...........................................            --             --        (18,423)
                                                                      -----------    -----------    -----------
     Cash flows provided by discontinued operations ...............            --             --        315,327
                                                                      -----------    -----------    -----------
(Decrease) increase in cash and cash equivalents ..................            --       (138,139)        93,755
Cash and cash equivalents - corporate funds:
   Beginning of period ............................................            --        138,139         44,384
                                                                      -----------    -----------    -----------
   End of period ..................................................   $        --    $        --    $   138,139
                                                                      ===========    ===========    ===========

Supplemental Cash Flow Information
Cash paid during the period for:
   Interest .......................................................   $    89,620    $   169,375    $   254,505
                                                                      ===========    ===========    ===========
   Taxes ..........................................................   $     7,839    $     5,908    $     9,956
                                                                      ===========    ===========    ===========
Non-cash investing and financing activities:
Equipment acquired under capital lease ............................   $   391,608    $    33,393    $   189,600
                                                                      ===========    ===========    ===========
Increase in intangible assets and long-term liabilities related ...
to purchase of customer lists                                         $       --     $        --    $   252,635
                                                                      ===========    ===========    ===========

                See accompanying notes to consolidated financial
               statements and the reports of independent auditors.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--Nature of Business

Organization

         Anchor Pacific Underwriters, Inc. and its subsidiaries Ward Benefits Administrators & Insurance Services, Inc. ("WBAIS") and Harden & Company of Arizona, Inc. ("Harden-AZ") (collectively "Anchor" or the "Company") provide employee accident and health benefit plan administration services. As of December 31, 1998, Anchor sold its property and casualty brokerage services and reported the sale as a discontinued operation (See Note 15). Administration services are provided to employer groups of varying sizes, primarily located in California and Oregon.

         The consolidated financial statements include the accounts of Anchor and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Going Concern and Management Plans

         Over the last three years, the Company has incurred substantial operating losses and has used approximately $2,800,000 of cash in its operations. As of December 31, 2000, the Company has negative working capital of $4,405,947 and a deficit in stockholders' equity of $4,140,327. The Company is in violation of the terms of substantially all of its debt.

         Over the last year, the Company has received financing from Ward North America Holding, Inc. ("WNAH"). Management has been notified by WNAH that it does not intent to provide any further financing in support of the Company's operations. Effective January 1, 2002, the Company has discontinued the WBA benefits plan administration business (Note 16).

         Management plans to refinance the company and continue to operate Spectrum CA, the Company's managed care business. However, under certain circumstances, ownership of Spectrum CA may be transferred to WNAH as satisfaction of the Legion Loan (Note 16). Should this occur, the Company will have no ongoing operations. The continuation of the Company as a going concern is dependent on the refinancing plan and retaining its Spectrum CA operations. Critical components of the Company's proposed refinancing plan include the restructuring of debt obligations including the bank term loan, the conversion of all or significant portions of debt held by affiliated and unaffiliated creditors to Anchor common stock, and raising additional capital. If successfully executed, the refinancing plan may enable Anchor to remain in business and pursue its strategy to grow the managed care business. There can be no assurance that such a plan will be acceptable to the affected parties.

Basis of Presentation

         In early 2000, Anchor raised $2,100,000 and obtained a $1,000,000 million convertible loan facility pursuant to a Securities Purchase Agreement ("Agreement") entered into with WNAH (See Notes 7 and 8).

         Anchor and WNAH signed an agreement on March 9, 2000 pursuant to which WNAH acquired a controlling interest in Anchor through the purchase of Series A Convertible Preferred shares ("Series A Preferred"). The Series A Preferred shares are senior to the Company's common stock and vote on an as-converted basis of ten for each share of Series A Preferred. As of December 31, 2000, WNAH owns 79.7% of Anchor's voting stock. The consolidated financial statements do not reflect any purchase accounting adjustments related to the change of control of Anchor.

NOTE 2--Summary of Significant Accounting Policies

Use of Estimates

         The preparation of financial statements in accordance with accounting standards generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition

         Continuing operations

         The majority of revenue from third-party administration services consists of fees charged for the administration of fully insured and self-insured group health plans. Fee income is recognized when services are rendered.

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

Cash and Cash Equivalents

         Anchor considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. At December 31, 2000 and 1999, the Company had a cash overdraft which has been classified as a liability.

Fiduciary Funds and Liabilities

         Funds held for self-funded employers and fully insured programs are held in a fiduciary capacity and, accordingly, are not reflected in the Company's consolidated balance sheets because they are not available to fund the Company's operations. The Company has check signing authority related to these accounts for the settlement of claims. Escrowed amounts at December 31, 2000 and 1999 were $5,100,095 and $4,686,823, respectively. At December 31, 1999, the
Company used $160,000 of such funds to satisfy certain obligations in its business. Such amounts have been classified as amounts due to fiduciary funds in the accompanying balance sheet. During the first three months of 2000, the Company used an additional $114,000 of escrowed amounts. In March 2000, all of such funds were transferred back to the escrow accounts.

         Interest earned on certain fiduciary funds is included in Anchor's earnings. Interest income on fiduciary funds from continuing operations amounted to $13,639, $17,969, and $11,491, in 2000, 1999, and 1998, respectively.

Concentration of Credit Risk

          Financial assets that potentially subject the Company to significant concentrations of credit risk consist principally of accounts receivable. Anchor provides for future estimated credit losses based on an evaluation of a current aging of the accounts, current economic conditions and other factors necessary to provide for losses that can be reasonably anticipated. For the years ended December 31, 2000, 1999 and 1998, no one customer accounted for more than 10% of total revenue. No one customer accounted for more than 10% of the Company's accounts receivable at December 31, 2000 and 1999.

Fair Value of Financial Instruments

          The carrying values of financial instruments such as cash and cash equivalents, accounts receivable, accounts payable, and debt obligations approximate their fair values.

          The following methods and assumptions were used by Anchor in estimating its fair value disclosures for financial instruments:

          Short-term borrowings: The carrying amounts on the lines of credits and other short-term borrowings approximate their fair values due to the short-term maturity of these borrowings.

          Long-term borrowings: Due to the financial condition of the Company, management believes that the fair value of its long- term borrowing is minimal.

Property and Equipment

          Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets, which range from three to ten years. Internal-use software is capitalized and is amortized over a three-year period. The Company's impairment policy on internal use software and other assets is to evaluate on a quarterly basis the recoverability of the net book value of these assets, and record an impairment loss if the asset is not recoverable.

Intangible Assets

          Intangible assets represent customer lists acquired in acquisitions. Customer lists are amortized on the straight-line basis over 12 years.

          The amount of impairment, if any, is measured in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The Company periodically evaluates the carrying value of long-lived assets and certain identifiable intangibles for impairment, when events and circumstances indicate that the book value of an asset may not be recoverable. Recoverability of assets is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. See Note 4 regarding the impairment loss recognized in 2000.

Legal Reserves

          The Company's policy is to provide for legal reserves equal to anticipated legal fees and settlement costs net of applicable insurance coverage.

Income Taxes

          The Company accounts for income taxes in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes." This statement requires the Company to recognize a current tax asset or liability for current taxes payable or refundable and to record a deferred tax asset or liability for the estimated future tax effects of temporary differences and carryforwards to the extent that they are realizable. A deferred tax provision or benefit results from the net change in deferred tax assets and liabilities during the year. A deferred tax valuation allowance is required if it is more likely than not that all or a portion of the recorded deferred tax assets will not be realized (Note
9).

Segment Reporting

          SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131) establishes standards for determining operating segments and disclosure requirements for those segments, products, geographic areas, and major customers. The Company has determined that it operates under one operating segment.

Stock-Based Compensation

          As permitted under SFAS No. 123, "Accounting for Stock-Based Compensation," the Company accounts for costs of stock based compensation in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and accordingly discloses the pro forma effect on net loss and related loss per share amounts using the fair-value method defined in SFAS No. 123.

Loss Per Share

          Basic net loss per common share is presented in conformity with SFAS No. 128 "Earnings per Share" for all periods presented. Basic net loss per share is computed using the weighted-average number of vested outstanding shares of common stock.

          Diluted net loss per share is computed using the weighted-average number of vested shares of common stock outstanding and, when dilutive, unvested common stock outstanding, potential common shares from options and warrants to purchase common stock using the treasury method and from convertible debt and equity securities using the as-if converted basis. All potential common shares have been excluded from the computation of diluted net loss per share for 1998, 1999 and 2000 because the effect would have been anti-dilutive.

          The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted loss per share:

                                                                          Years Ended December 31,
                                                            -------------------------------------------------
                                                                 2000               1999             1998
                                                            -------------     --------------    -------------
Net loss attributable to common shareholders                $  (3,324,856)    $   (2,477,971)   $    (775,330)
                                                            =============     ==============    =============
   Basic and diluted net loss per share:
   Weighted average number of common shares
   outstanding                                                  4,710,029          4,710,056        4,710,057
                                                            =============     ==============    =============
   Basic and diluted net loss per share                     $       (0.71)    $        (0.53)   $       (0.16)
                                                            =============     ==============    =============

Recent Accounting Pronouncements

         The Financial Accounting Standards Board ("FASB") has issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments. SFAS No. 133, as amended and interpreted, is effective for the Company beginning January 1, 2001,and requires that entities recognize all derivatives as either assets or liabilities on the balance sheet, and measure those instruments at fair value. The Company does not presently engage in any hedging activities to compensate for the effect of exchange rate fluctuations on the net assets or operating results of its foreign subsidiary. As a result, management has determined that the adoption of SFAS No. 133 will not have a material impact on the Company's consolidated results of operations, financial position or cash flows.

         In June 2001, the FASB issued SFAS No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets." These Statements change the accounting for business combinations and goodwill. SFAS No.141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 will not have a material impact on the Company's consolidated results of operations, financial position, or cash flows. SFAS No. 142 changes the accounting for goodwill and certain intangible assets with indefinite lives from an amortization method to an impairment-only approach. The adoption of SFAS No. 142 will not have a material impact on the Company's consolidated results of operations, financial position or cash flows.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business (as previously defined in that opinion). SFAS No. 144 will be adopted by the Company as of January 1, 2002. The Company has not yet determined the impact of its adoption on its consolidated results of operations, financial position, or cash flows

Reclassifications

         Certain reclassifications have been made to the prior year financial statements to conform with the current year financial statement presentation. Such reclassifications have had no effect on net income as previously reported.

NOTE 3--Property and Equipment

         Property and equipment consist of the following:

                                                                                  December 31
                                                                      --------------------------------
                                                                            2000               1999
                                                                      --------------------------------
          Leasehold improvements...................................     $       --       $    57,933
          Office furniture and equipment...........................        192,251           965,821
          Computer hardware and software...........................        379,307         1,894,356
                                                                      --------------   ---------------
                                                                           571,558         2,918,110
          Less--accumulated depreciation and amortization..........        150,023         2,287,299
                                                                      --------------   ---------------
                                                                        $  421,535       $   630,811
                                                                      ==============   ===============

     The foregoing assets are pledged as security for certain indebtedness (See Note 7).

         Computer equipment under capital leases included in property and equipment as of December 31, 2000 and 1999 was $249,590 and $0, respectively. In 2000, the Company wrote off $102,018 in computer software and equipment that was no longer in use. This software and equipment was purchased under a capital lease in 2000.

         The Company performed a cash flow analysis of its business and determined that due to its cash flow difficulties certain software and associated hardware at WBAIS was impaired. During 2000, the Company recorded an impairment charge related to these assets in accordance with SFAS 121. The non-cash charge totaled $982,000.

NOTE 4--Intangible Assets

         Intangible assets consist of the following:

                                                          December 31,
                                                  ---------------------------
                                                      2000            1999        Amortization Period
                                                  -----------     -----------     -------------------
         Customer lists.........................     $--           $788,972       12 years
         Less--accumulated amortization.........      --            261,159
                                                  -----------     -----------
                                                     $--           $527,813
                                                  ===========     ===========

         The Company recorded an impairment of intangible assets during 2000 of $461,751. The value of the customer lists was assessed as impaired because of the continuing operating losses and forecasted negative cash flows of the branch utilizing the customer lists. (Note 16).

NOTE 5--Short-Term Borrowings

         In 1999, Anchor obtained a $200,000 short-term bank loan expiring on March 15, 2000. Borrowings under the loan amounted to $200,000 at December 31, 1999 with annual interest at the bank's prime rate plus 2.5% (11.25% at December 31, 1999). In connection with obtaining the loan, Anchor issued warrants to the lender to purchase 80,000 shares of Anchor common stock at an exercise price of $0.50 per share. In March 2000, this loan was paid in full.

         In 2000, Anchor obtained non-interest bearing advances from WNAH and affiliates totaling $409,000.

NOTE 6--Long-Term Liabilities

         Long-term liabilities consist primarily of future payments relating to contractual agreements negotiated with the previous owners of businesses acquired, deferred rent and other liabilities. The future contingent payments are generally based upon the amount of net commission income generated from the books of business acquired. Capital lease liabilities are also classified as long-term liabilities at December 31, 2000.

         At December 31, 2000, the maturities of long-term liabilities and capital leases are as follows:

        Year                                                                       Long-term    Capital Leases
        ----
                                                                                  Liabilities
        2001 ..................................................................   $   85,275      $  107,417
        2002 ..................................................................            0         105,241
        2003 ..................................................................            0          67,300
        2004 ..................................................................            0          59,912
                                                                                  ----------      ----------
                                                                                      85,275         339,870
        Less--current portion .................................................       85,275         107,417
                                                                                  ----------      ----------
                                                                                  $        0      $  232,453
                                                                                  ==========      ==========

NOTE 7--Long-Term Debt

        Long-term debt is summarized as follows:

                                                                                         December 31,
                                                                                  --------------------------
                                                                                     2000            1999
                                                                                  ----------      ----------
        Term bank loan--with interest at prime rate plus 2.50% (12.00% and
             11.25% at December 31, 2000 and 1999) ............................   $  700,486      $  898,486
        10% convertible subordinated debentures, Series B,
             maturing in 2000 and 2001 ........................................       75,000         250,000
        10% convertible subordinated debentures, Series D,
             maturing in 2001 .................................................      244,000         244,000
        10% convertible subordinated debentures, Series E,
             maturing in 2001 .................................................      500,000         400,000
        10% convertible promissory note payable to Ward North America, Inc.,
             maturing in 2001 .................................................    1,000,000               0
        Other debt bearing interest at 10%  and  maturing in 1999 .............            0         185,000
        Equipment loans--with annual interest at 8.25%,
             maturing in 2000 .................................................            0           5,059
                                                                                  ----------      ----------
                                                                                   2,519,486       1,982,545
        Less--current portion .................................................    2,519,486         588,060
                                                                                  ----------      ----------
                                                                                  $        0      $1,394,485
                                                                                  ==========      ==========

Term Bank Loan

         On September 30, 1999, the Company entered into a term loan of $931,485 with a bank, combining the balances owing on an existing term loan and a $250,000 bank loan. The basic terms of this new term loan are (a) monthly interest payments equal to bank's prime rate, plus 2.5% (b) a maturity date of October 7, 2002 and (c) monthly principal payments in installments of $16,500 which began on November 7, 1999. The term loan is secured by certain receivables, property and equipment, and other assets. The loan agreement with the bank contains certain restrictive covenants that, among other things, require Anchor to maintain certain levels of net worth and cash flow (as defined), and prohibits the payment of dividends. Anchor was not in compliance with these covenants at December 31, 2000. All amounts owed under the term loan have been classified as current liabilities.

Series B Convertible Subordinated Debentures

         During 1998, Anchor raised $215,000 from five members of the Board of Directors and other qualified investors by offering 10% Convertible Subordinated Debentures Series B (the "Series B Debentures"). The basic terms of the Series B Debentures were (a) 10% interest, payable semi-annually in arrears (b) two year maturity (c) conversion price of $0.50 per share (d) "Piggyback" registration rights for three years (e) for each $5,000 of Series B Debentures acquired, an investor received a five-year warrant to acquire 2,000 shares of Anchor common stock at an exercise price of $0.50 per share (f) subordination provisions that subordinate the Series B Debentures to Anchor's "Senior Debt" (as defined in the Series B Debentures). In early 1999, Anchor raised an additional $50,000 and redeemed one debenture for $15,000. On March 15, 2000, Anchor redeemed $130,000 of the Series B Debentures. In late 2000, Anchor redeemed $45,000 of the outstanding Series B Debentures.

Series D Convertible Subordinated Debentures

         During 1999, Anchor raised $244,000 from other qualified investors by offering 10% Convertible Subordinated Debentures, Series D (the "Series D Debentures"). The basic terms of the Series D Debentures were (a) 10% interest, payable semi-annually in arrears (b) two year maturity (c) conversion price of $0.50 per share (d) "Piggyback" registration rights for three years (e) for each $5,000 of Series D Debentures acquired, an investor received a five year warrant to acquire 3,000 shares of Anchor common stock at an exercise price of $0.50 per share and (f) subordination provisions that subordinates the Series D Debentures to Anchor's "Senior Debt" (as defined).

Series E Convertible Subordinated Debentures

         In late 1999, Anchor raised $400,000 from WNAH by offering 10% Convertible Subordinated Debentures, Series E (the "Series E Debentures"). The basic terms of the Series E Debentures were (a) 10% interest, payable semi-annually in arrears (b) two year maturity (c) conversion price of $0.50 per share (d) "Piggyback" registration rights for three years (e) for each $5,000 of Series E Debentures acquired, WNAH received a five year warrant to acquire 3,000 shares of Anchor common stock at an exercise price of $0.50 per share and (f) subordination provisions that subordinates the Series E Debentures to Anchor's "Senior Debt" (as defined). The Series E Debentures are superior to all other debentures of the Company, including without limitation those Series B and D debentures, and shall constitute "Senior Debt" for purposes of those debentures. During 2000, Anchor raised an additional $100,000 from WNAH through the Series E offering, subject to the terms and provisions described above, bringing the total outstanding Series E debentures to $500,000.

Convertible Promissory Note

         Effective March 9, 2000, Anchor and WNAH entered into a Securities Purchase Agreement ("Agreement"). The basic terms of the Agreement provide that WNAH would purchase from Anchor a package of debt and equity securities, to include a 10% convertible loan facility (the "Convertible Loan"), in the principal sum of $1,000,000. The Convertible Loan shall be convertible, at WNAH's option, into shares of Series A Preferred stock at $4.5045 per share, which are further convertible into a number of shares of common stock, which, when added to the shares of common stock issued or issuable pursuant to the Series E Debentures (not including the warrants accompanying the Series E Debentures) and other shares of Series A Preferred issued to WNAH, would constitute approximately 79% of Anchor's common stock on a fully-diluted basis following such conversion, assuming the maximum amount of $1,000,000 was borrowed by Anchor pursuant to the Convertible Loan. Interest accrues at 10% per annum on each advance from the date of advance, and is payable on the first day of each calendar quarter. As of December 31, 2000, Anchor had borrowed the maximum of $1,000,000 available under the convertible loan facility and owed accrued interest of $45,917.

Convertible Subordinated Debentures

         In 1995, Anchor issued $370,000 of 10% Convertible Subordinated Debentures (the "Debentures"). Investors holding $270,000 of the Debentures, including several members of the previous Board of Directors, converted their debentures into 200,000 shares of Anchor's common stock at $1.35 per share. These conversions reduced Anchor's outstanding indebtedness by $270,000 and, in turn, increased stockholders' equity by $270,000. During 1997, Anchor redeemed $40,000 of the outstanding convertible debentures. On March 15, 2000, Anchor redeemed $60,000 of the remaining balance of outstanding convertible debentures, with the proceeds from the Series A Preferred shares purchased by WNAH.

Default

         At December 31, 2000 and subsequent to year-end Anchor was in violation of the debt covenants concerning payment of interest and principal for all debt outstanding. At December 31, 2000, Anchor was in default for non-payment of principal relating to $25,000 of Series B convertible debentures. Subsequent to year-end, Anchor was in default for non-payment of principal relating to an additional $50,000 of Series B convertible debentures, $244,000 of Series D convertible debentures and $500,000 of Series E convertible debentures. Additionally, Anchor was in default for non-payment of interest relating to the convertible loan facility to WNAH. All amounts have been classified as current liabilities.

NOTE  8 - Preferred Stock and Warrants

         Effective March 9, 2000, Anchor and WNAH entered into a Securities Purchase Agreement ("Agreement") which superseded and replaced in its entirety the binding Letter Agreement dated February 18, 2000 and letter of intent dated November 29, 1999. The basic terms of the Agreement provide that WNAH would purchase from Anchor a package of debt and equity securities, and that it would make available a $1,000,000 loan facility.

         On March 9, 2000, WNAH purchased 1,853,300 shares of $0.02 par value Series A Convertible Preferred stock ("Series A Preferred") at a purchase price of $2,000,000.

         Each share of Series A Preferred is convertible at a conversion price of $0.1079 to 9.27 shares of common stock at (1) any time at the option of the shareholder or (2) automatically, immediately preceding the closing of a qualified public offering of common stock, into common stock initially at a price per share of common stock not less than $5.00 per share of common stock into which the Series A Preferred would then convert, and which results in gross proceeds to Anchor of at least $10 million or (3) at the election of the majority of holders to automatically convert. In the event of liquidation or dissolution, the holders are entitled to be paid out of available assets, prior and in preference to any distribution to the holders of common stock or any other junior stock, an amount equal to the greater of the Series A Preferred liquidation value or the amount the shareholders would have received if they had converted their shares to common stock immediately prior to the liquidation or dissolution. The liquidation value is equal to $1.079 per share plus all accrued and unpaid dividends thereon.

         Dividends accrue whether or not earned or declared at an annual rate of 8% and compound and shall be payable annually, in arrears. Cumulative dividends as of December 31, 2000 were $2,546.

         At December 31, 2000, Anchor had warrants for 1,392,340 shares of common stock with exercise prices of between $0.50 and $1.75 expiring at various dates through 2005.

NOTE 9--Income Taxes

         The provision for income taxes is as follows:

                                                                  Year Ended December 31,
                                                              -------------------------------
                                                               2000        1999        1998
                                                              ------     --------    --------
         Current tax expense--state                           $7,710     $  5,908    $  9,956
                                                              ======     ========    ========

         The income tax expense included in the consolidated financial statements is as follows:

                                                                        December 31,
                                                              -------------------------------
                                                               2000        1999        1998
                                                              ------     --------    --------
         Income tax provision from continuing operations ..   $7,710     $  5,908    $  9,956
         Income tax expense from discontinued operations ..       --           --      77,600
         Income tax (benefit) on disposal .................       --           --     (77,600)
                                                              ------     --------    --------
                                                              $7,710     $  5,908    $  9,956
                                                              ======     ========    ========

         Deferred income taxes are provided for the temporary differences between the financial reporting and tax bases of Anchor's assets and liabilities. A deferred tax valuation allowance is established if it is more likely than not that all or a portion of the recorded deferred tax assets will not be realized

         Deferred tax assets (liabilities) are comprised of the following:

                                                                                December 31,
                                                                       ------------------------------
                                                                           2000              1999
                                                                       ------------      ------------
         Deferred tax assets (liabilities):
         Depreciation and amortization ...........................     $    489,000      $     18,000
         Vacation accrual ........................................           58,000           125,200
         Bad debt and legal reserves .............................          134,000            69,000
         Other accruals ..........................................          165,000           172,800
         Net operating loss carryforward .........................        2,496,000         2,037,000
                                                                       ------------      ------------
                                                                          3,342,000         2,442,000
         Valuation allowance for deferred tax assets .............       (3,342,000)       (2,442,000)
                                                                       ------------      ------------
                                                                       $         --      $         --
                                                                       ============      ============

         At December 31, 2000 and 1999, current deferred tax assets are $355,000 and $366,000, respectively, and noncurrent deferred tax assets are $2,987,000 and $2,076,000, respectively.

         The change in the valuation allowance is comprised of the following items:

                                                                      Year Ended December 31,
                                                                     -------------------------
                                                                         2000          1999
                                                                     -----------   -----------

         Increase due to net operating losses .................      $   459,000   $ 1,059,700
         Change in estimate of temporary differences for
             fixed and intangible assets, deferred rent,
             vacation accrual and other accruals ..............          441,000      (171,600)
                                                                     -----------   -----------
         Net increase (decrease) ..............................      $   900,000   $   888,100
                                                                     ===========   ===========

         A reconciliation of income tax computed at the federal statutory corporate tax rate to the provision for income taxes follows:

                                                                                  Year ended December 31,
                                                            -------------------------------------------------------------------
                                                                    2000                   1999                    1998
                                                            --------------------   --------------------    --------------------

                                                               Amount    Percent      Amount    Percent       Amount    Percent
                                                            -----------  -------   -----------  -------    -----------  -------
Income tax benefit at federal
   statutory rate .......................................   $(1,130,451)   (34.0)% $  (835,710)   (34.0)%  $  (263,612)   (34.0)%
Increase (decrease) in income taxes resulting from:
   State and local income taxes, net of federal
   tax benefit ..........................................         5,089      0.1      (143,165)    (5.8)       (46,520)    (6.0)
   Permanent differences ................................       201,873      6.1        23,045      0.9        142,790     18.4
   Other ................................................        31,199      0.9        73,638      3.3         59,616      7.7
   Change in valuation allowance ........................       900,000     27.1       888,100     35.9        117,682     15.2
                                                            -----------  -------   -----------  -------    -----------  -------
                                                            $     7,710      0.2%  $     5,908      0.3%   $     9,956      1.3%
                                                            ===========  =======   ===========  =======    ===========  =======

         At December 31, 2000, Anchor had estimated federal and state net operating loss carryforwards of approximately $6,741,000 and $3,427,000, respectively. The federal and state net operating losses will begin to expire in 2003 and 2001, respectively. All net operating losses will expire in 2021.

         In 2000, Anchor entered into a securities purchase agreement with WNAH, resulting in shares of preferred stock being issued. Federal and state tax laws impose limitations on the use of the net operating losses and tax credits following certain changes in ownership. Because such an ownership change has occurred, the limitation reduces the amount of the benefit of the net operating losses and general business credits that is available to offset future taxable income starting in the year of the ownership change.

NOTE 10--Retirement and Employee Benefit Plans

         Anchor has a 401(k) profit sharing plan to which eligible employees may contribute up to 15% of their salaries, or a maximum of $10,000, as deferred compensation. The plan also provides for voluntary employer contributions whereby Anchor may match 50% of the employee contribution up to a maximum of 3% of the employee's gross salary. Anchor made no contributions to the plan during the years ended December 31, 2000, 1999, and 1998.

         In addition, Anchor offers active eligible employees certain life, health, vision and dental benefits. There are several plans, which differ in amounts of coverage and deductibles. Anchor does not extend such benefits to retirees.

NOTE 11--Stock Option Plan

         The Company has a stock option plan (the "Plan") which provides for the issuance of options to purchase up to 1,000,000 shares of common stock. Options granted in 1998, 1999 and 2000 generally vest over a four-year period, with 25% vesting each year, with the exception of 16,000 options granted to a former member of the Board of Directors in 1998, which vested immediately upon grant. The options are priced at fair market value of the stock at the date of grant, except for stockholders of more than 10% of Anchor, in which case the options are priced at 110% of the market price at the date of grant. Options generally have a ten-year life.

         During 1997, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation" and, pursuant to its provisions, elected to continue using the intrinsic-value method of accounting for stock-based awards granted to employees in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Accordingly, the Company has not recognized compensation expense for its stock-based awards to employees for the years ended December 31, 2000, 1999 and 1998. The following table reflects pro forma net loss and loss per share had the Company elected to adopt the fair value approach of SFAS No. 123:

                                                             2000           1999            1998
                                                        -------------   -------------   ------------
         Net loss:
           As reported .............................    ($ 3,324,856)   ($ 2,477,971)   ($  775,330)
           Pro forma ...............................    ($ 3,370,106)   ($ 2,490,881)      (796,010)
         Basic and diluted loss per share:
           As reported .............................    ($      0.71)   ($      0.53)   ($     0.16)
           Pro forma ...............................    ($      0.72)   ($      0.53)   ($     0.17)

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

         The estimated fair value of each option granted is calculated using the Black-Scholes option-pricing model. The weighted average assumptions used in the model were as follows:

                                                             2000           1999            1998
                                                        -------------   -------------   ------------
         Risk-free interest rate .................            6.5%           5.0%           5.6%
         Expected years until exercise ...........            4.5            5.0            5.7
         Expected stock volatility ...............          117.3%          56.0%          45.0%
         Dividend .................................            --             --             --

         A summary of the status of Anchor's stock option plan as of December 31, 2000, 1999, and 1998 and changes during the years then ended is presented below:

                                                        2000                    1999                     1998
                                              -----------------------  -----------------------  ----------------------
                                                            Weighted                 Weighted                 Weighted
                                               Number        Average    Number        Average    Number        Average
                                                 of          Exercise     of          Exercise     of          Exercise
                                               Shares          Price    Shares         Price     Shares         Price
                                              ---------      --------  --------      ---------  --------      --------
Outstanding at beginning
   of year ...............................      549,400      $   1.34   620,975      $    1.36   631,350      $   1.41
Granted ..................................      470,200      $   0.39    20,450      $    1.00    74,400      $   0.82
Canceled or expired ......................     (434,350)     $   1.14   (92,025)     $    1.40   (84,775)     $   1.28
                                              ---------      --------  --------      ---------  --------      --------
Outstanding at end of year ...............      585,250      $   0.72   549,400      $    1.34   620,975      $   1.36
                                              =========      ========  ========      =========  ========      =========
Options exercisable at year end ..........      183,325                 466,750                  527,625

Weighted average grant-
   date fair value of
   options granted during
   the year whose exercise
   price equaled market
   price on date of grant ................    $    0.33                $   0.53                 $   0.39
Weighted average grant-
   date fair value of
   options granted during
   the year whose exercise
   price exceeded market
   price on date of grant ................    $    0.11                      --                 $   0.23

         The following table summarizes information about stock options outstanding at December 31, 2000:

                                Options Outstanding                                         Options Exercisable
------------------------------------------------------------------------------      ----------------------------------
                                            Weighted
                                             Average
                                            Remaining            Weighted                                Weighted
   Range of                Number           Contractual           Average              Number             Average
Exercise Prices         Outstanding            Life             Exercise Price       Exercisable       Exercise Price
---------------       ---------------  --------------------   ----------------      -----------      -----------------
$0.37                       360,300          9.4 years              $0.37                    0              $0.37
$0.40 - $0.68                25,000          9.2 years              $0.57                    0              $0.57
$0.81 - $0.89                25,750          6.3 years              $0.87               13,650              $0.87
$0.90 - $1.00                16,650          4.0 years              $0.98               12,125              $0.97
$1.45 - $1.65               156,550          1.9 years              $1.50              156,550              $1.50
$2.19                         1,000          0.1 years              $2.19                1,000              $2.19
---------------       ---------------  --------------------   ----------------      -----------      -----------------
$0.37 - $2.19               585,250          7.1 years              $0.72              183,325              $1.42
===============       ===============  ====================   ================      ===========      =================

NOTE 12--Leases

         Anchor closed its Concord, California office in November 2000, and surrendered possession of the premises in February 2001, pursuant to a Superior Court stipulation. The existing deferred rent liability of $280,000, which related to the Concord lease, was eliminated as of December 31, 2000. The company expects no further liability pursuant to this lease as a portion the property was leased to another party by the landlord at rates and terms the Company believes will fully mitigate the damages arising from the Company's breach.

         Anchor subsidiaries also lease office facilities in Oregon and Arizona. The Arizona office lease expires in May 2002. The Oregon lease expires in December 2002. The terms of the Oregon lease include a 12-month rent deferral and fixed rental escalation. The total rent for the lease term, which reflects the 12-month deferral, and the escalation is being amortized on the straight-line basis over the full term of the lease, resulting in deferred rent liability of approximately $17,988 and $0 at December 31, 2000 and 1999, respectively. The deferred rent liability is included in accrued expenses in the accompanying balance sheet.

         Anchor and certain of its subsidiaries lease certain equipment under operating leases that expire through 2004.

         The consolidated statement of operations includes rent expense of $989,548, $1,373,830, and $1,152,588 reflected in selling, general and administrative expenses for the years ended December 31, 2000, 1999, and 1998, respectively.

         Future minimum annual lease payments under office and equipment operating leases as of December 31, 2000, are as follows:

                                                    Lease
                      Year                         Payment
         -----------------------------         -----------
         2001 ........................         $   606,067
         2002 ........................             459,640
         2003 ........................              51,528
         2004 ........................              32,711
                                               -----------
                                               $ 1,149,946
                                               ===========

NOTE 13--Commitments and Contingencies

         Anchor is subject to certain legal proceedings and claims arising in connection with the normal course of its business. It is management's opinion that the resolution of these claims will not have a material effect on Anchor's consolidated financial position.

         On July 31, 2000, James R. Dunathan, a former officer and director of Anchor, filed a complaint in the Superior Court of California, County of Contra Costa, identifying Anchor, Ward North America Holding, Inc. ("WNAH") and certain unnamed individuals as defendants. The complaint alleged four causes of action, including breach of contract, breach of an implied covenant, and fraud by Anchor Pacific, and alleges intentional interference with existing and prospective relationships by WNAH. The matter arose from actions taken by Anchor to retroactively terminate Dunathan's employment agreement for cause and terminate his ongoing consulting agreement with the Company. The complaint seeks recovery of severance benefits under Dunathan's employment contract and unpaid compensation under his consulting agreement as well as damages for emotional distress, punitive damages, and attorney fees and costs. Dunathan's claims under the consulting agreement were ordered to arbitration by the Court and were heard before the American Arbitration Association in August 2001. A finding by the arbitrator was issued in late September 2001 awarding Dunathan compensatory damages under the consulting agreement in the amount of $278,000, plus costs incurred. The arbitrator ruled in favor of Anchor with regard to Dunathan's fraud claim. The balance of Dunathan's claims against Anchor and WNAH relating to the termination of his employment agreement and severance benefits are still pending before the Superior Court and a trial date in that matter has been set for late February 2002. Anchor does not have sufficient working capital to satisfy the arbitration award nor any other uncovered claims in the event of an unfavorable outcome in the Superior Court trial. Anchor has accrued $435,000 in 2000 for costs related to this case and the arbitration finding.

NOTE 14--Related Party Transactions

         At December 31, 2000, 1999, and 1998, Anchor had $0, $254,000, and
$480,000, respectively, in 10% convertible debentures and bridge notes outstanding to members of the board of directors. Total interest incurred on this debt was approximately $0, $21,600, and $21,400, respectively. At December 31, 2000, 1999 and 1998, Anchor had $1,909,000, $400,000 and $0, respectively, in 10% convertible debentures, a convertible loan facility and a short-term advance outstanding to WNAH. Total interest incurred on this debt was approximately $94,300, $3,300 and $0, respectively.

         Ward North America, Inc., ("WNA") a WNAH subsidiary, provides certain management services to Anchor, for which WNA charges a monthly management fee. Anchor and its subsidiaries initially agreed to pay the sum of $12,500 per month for WNA's overhead support services, sharing of WHA's information technology and other resources, and occupancy of portions of WNA's office facilities. The monthly support fee was increased to 9% of monthly net revenue of Anchor and its subsidiaries in January 2001 to more closely reflect the fair market value of the services, and the amount of the expense savings realized by Anchor and its subsidiaries under the arrangement.

         Finally, Anchor received certain operational services performed by G.E. Capital International Services (GECIS) during 2000, payable in cash at fair market value. GECIS is an affiliate of ERC, which is a WNAH shareholder.

NOTE 15--Discontinued Operations

         Effective December 31, 1998, Anchor sold substantially all of the net assets of its insurance brokerage business, primarily including cash held in fiduciary accounts, accounts receivable, property and equipment, intangible assets and premiums payable to insurance companies. This operation has been accounted for as a discontinued operation and, accordingly, the foregoing assets and liabilities and the insurance brokerage business's results of operations are segregated in the accompanying consolidated statements of operations and of cash flows. The loss on the sale of such net assets has been reflected in the results of operations for the year ended December 31, 1998.

         Net revenues, operating costs and expenses, other income and expense, and income taxes for all periods presented have been reclassified for amounts associated with the discontinued operation.

         Revenues, income (losses) from operations, loss on disposal, and income tax provision (benefit) associated with the discontinued operation for the year ended December 31, 1998 are as follows:

         Total revenues ...................................     $    3,069,459
                                                                ==============
         Income from operations before
           income tax provision ...........................     $      194,109
         Income tax provision .............................            (77,600)
                                                                --------------
         Income from operations ...........................            116,509
                                                                --------------
         Loss on disposal .................................           (200,791)
         Income tax benefit on disposal ...................             77,600
                                                                --------------
                                                                      (123,191)
                                                                --------------
         Loss from discontinued operations ................     $       (6,682)
                                                                ==============

         Income from discontinued operations for the year ended December 31, 1998 excludes general and administrative charges from Anchor of $213,900.

         On January 15, 1999, Anchor received $2,250,000 in cash and a receivable of $27,500 for the sale of these net assets. Anchor also paid commissions of $112,500 and incurred approximately $110,000 in additional expenses associated with the sale. Anchor used $1,075,000 of these proceeds to pay off long-term debt.

NOTE 16--Subsequent Events

        Purchase of Managed Care Assets and Business

        In order to increase and diversify its revenue base, Anchor entered the managed care service business in January 2001 by purchasing substantially all of the assets and business of Novaeon, Inc., ("Novaeon'" and the "Novaeon Assets") from Novaeon's Chapter 11 bankruptcy estate. Prior to its bankruptcy, Novaeon performed utilization review, peer review, pre-certification, medical bill review and both telephonic and field medical case management services on a national basis. Revenues for Novaeon for the year ended December 31, 2000 were $7,815,059. Net loss for Novaeon for the year ended December 31, 2000 was $1,919,166.

        The purchase of the Novaeon Assets was consummated pursuant to an asset purchase agreement between the parties dated December 28, 2000 (the "Novaeon Asset Purchase Agreement"), the terms of which were approved by the Bankruptcy Court for the Eastern District of Pennsylvania (Bankruptcy No. 00-18821 BIF). The purchase price under the Novaeon Asset Purchase Agreement was payable at the closing by a cash down payment of $1,500,000 and delivery of Anchor's contingent promissory note in the principal amount of $3,500,000 (the "Novaeon Note"). The terms of the Novaeon Note provide for the principal amount to be reduced on a dollar-for-dollar basis in the event the business operated by Anchor using the Novaeon Assets realizes less than $10,000,000 in revenue during the calendar year 2001. In no event, however, shall the principal amount of the Novaeon Note be reduced below $500,000. For the year ended December 31, 2001, unaudited total revenues from this business were approximately $4,700,000, resulting in the Novaeon Note being reduced to $500,000.

        In order to finance the Novaeon acquisition and provide working capital for its new managed care service business, Anchor obtained a secured convertible loan from Legion Insurance Company ("Legion") in the amount of $2,000,000 (the "Legion Loan"). The note evidencing the Legion Loan (the "Legion Note") provided for its automatic redemption in exchange for the issuance of Anchor equity securities upon the completion by the Company of an equity offering by June 30, 2001 resulting in gross proceeds of at least $3,000,000. Legion has extended the Legion Loan, and therefore the required date of an equity offering, to December 31, 2001. The repayment of the Legion Loan is secured by a security interest in favor of Legion encumbering all the Novaeon Assets pursuant to the terms of a Security Agreement between the parties dated January 12, 2001. No extensions of the Legion Loan beyond December 31, 2001 have been obtained.

        The Legion Loan was obtained through the cooperation and assistance of Anchor's majority shareholder, WNAH. As a condition of making the Legion Loan, Legion required WNAH to enter into a Note Purchase Agreement dated January 12, 2001 (the "Legion Note Purchase Agreement"). The Legion Note Purchase Agreement granted Legion the option to cause WNAH to purchase the Legion Note from Legion in the event Anchor failed to complete an equity offering by December 31, 2001. The consideration for the purchase of the Legion Note under the Legion Note Purchase Agreement is the issuance of WNAH common stock having an aggregate value of $2,000,000 (plus the sum of unpaid interest under the Legion Note) at an agreed value of $4 per share.

        In conjunction with the Amended Legion Note Purchase Agreement, Anchor and WNAH entered into an assignment and assumption agreement dated January 12, 2001 (the "Assignment & Assumption Agreement") in which Anchor agreed that in the event that (i) Anchor failed to complete a $3,000,000 equity offering by December 31, 2001 and (ii) Legion exercised its option to cause WNAH to purchase the Legion Note under the Legion Note Purchase Agreement; WNAH, as the transferee holder of the Legion Note, would have the right to acquire all of the equity securities of Spectrum CA from Anchor in exchange for the cancellation and release of all Anchor's repayment obligations under the Legion Note and the assumption by WNAH of all Anchor's repayment obligations to Novaeon's bankruptcy estate under the Novaeon Note.

        As further consideration for Legion to make the $2,000,000 Legion Loan to Anchor, WNAH amended the terms of an existing contingent $5,000,000 promissory note owed by WNAH to Legion resulting in repayment terms that are substantially more favorable to Legion.

        The purchase of the Novaeon Assets closed on January 12, 2001. Anchor used $1,500,000 of the Legion Loan proceeds for the required down payment. The balance of the proceeds were later transferred to Spectrum Managed Care of California, Inc., ("Spectrum CA"). to finance the start up of its operations and to be applied toward the satisfaction of the Novaeon Note when it matures in April 2002. Anchor will account for the Novaeon acquisition transaction using the purchase method of accounting. The tangible assets and goodwill recorded at acquisition were $1,694,000 and $306,000, respectively.

        Immediately following the close of the Novaeon transaction, Anchor conveyed the purchased Novaeon Assets to a newly formed subsidiary, Spectrum CA. Thereafter, Spectrum CA hired nearly all of Novaeon's management, administrative and technical staff associated with Novaeon's telephonic medical case management and utilization review operations. Novaeon's other managed care businesses were not continued by Spectrum CA. Spectrum CA currently performs telephonic medical case management and utilization review services in nine offices throughout the United States with its principal service center located in Exton, Pennsylvania. Spectrum CA enjoys a national client base consisting of self-insured employers, insurers, and third-party loss claims and benefits plan administrators.

        Discontinued Operation: Employee Benefits Plan Administration Businesses

        Revenue losses from terminating and non-renewing accounts of WBAIS and Harden-AZ ("the WBA companies) accelerated rapidly after 2000 and management was unable to reduce operating costs sufficiently to mitigate declining revenue. The WBA companies' clients continued to be generally dissatisfied with the company's limited data reporting capabilities and its inability to provide system features available to them from other vendors such as direct internet access to plan and benefits information for employers, covered employees and medical providers. Ongoing efforts by Anchor's management and Board of Directors to secure additional equity and/or debt capital were unsuccessful. In June 2001, Anchor's Board of Directors determined it was doubtful that sufficient working capital could be obtained to address the WBA companies' rising debt and complete the turn-around of their employee benefits plan administration business. That same month, based on the probability that the WBA companies would not obtain additional working capital in the foreseeable future, management began discussions with prospective acquirers. As the year progressed, management conducted negotiations with a number of qualified buyers regarding a potential acquisition of the WBA companies.

        By September 2001, the WBA companies had discontinued unprofitable operations of Harden-AZ in Scottsdale, Arizona and San Antonio, Texas. All of WBAIS's remaining benefit plan administration business was consolidated into its Portland, Oregon and Wheaton, Illinois offices.

        In late 2001, management determined WBAIS could not remain in business and service its customers beyond the first quarter of 2002 without an infusion of substantial additional working capital. WBAIS determined it was unlikely that sufficient working would be available to it in that time frame, if ever. Management concluded that the company would have no choice but to abandon its service contract obligations and cease operations if an acceptable alternative was not found. In order to avoid the imminent breach of its remaining service agreements and preserve the value of its business for the benefit of the company and its creditors, and its parent shareholder, WBAIS entered into an agreement with Loomis Benefits West, Inc., ("LBW") dated January 1, 2002 (the "Referral Agreement").

        The Referral Agreement provides for WBAIS and its affiliates to introduce benefit plan administration customers to LBW for a ten (10) year period commencing on January 1, 2002. In exchange for the referrals and the prospect of ongoing referrals, LBW agreed to pay WBA: (a) monthly "Base Revenue Commissions" equal to 4% of LBW's "Base Gross Revenue" during 2002 - 2003 and 6% of LBW's Base Gross Revenue during 2004 - 2011; and (b) quarterly "Business Development Consideration" in the amount of 10% of LBW's "Gross Revenue" derived from "Referred Customers" during 2002 - 2011. "Gross Revenue" under the Referral Agreement means commissions and administration fees earned by LBW on a cash basis less brokerage fees and commissions payable to other brokers, refunds, rebates, credits, etc. "Base Gross Revenue" is defined as "Gross Revenue" less "Gross Revenue" derived by LBW from "Referred Customers". "Referred Customers" are defined as LBW customers that were not previously customers of WBAIS and that become customers of LBW after January 1, 2002 through the direct or indirect referral of WBAIS or an affiliate.

        The Referral Agreement also requires WBAIS to indemnify LBW and its affiliates from future claims brought by its creditors and other claimants for claims relating to or arising from obligations or acts of WBAIS. In addition to the Referral Agreement, WBAIS agreed to sell LBW a portion of its furniture located in its Portland, Oregon office and LBW agreed to reimburse WBAIS for certain employee compensation and benefits expenses paid by WBAIS in December 2001 and January 2002.

NOTE 17--Quarterly Results of Operations (Unaudited)

        The following table presents a condensed summary of quarterly results of operations for the years ended December 31, 2000 and 1999:

                                                                   Year Ended December 31, 2000
                                                                   ----------------------------
                                         First Quarter          Second Quarter        Third Quarter      Fourth Quarter
                                         -------------          --------------        -------------      --------------
Total revenues                            $ 2,493,899           $ 2,243,111           $ 2,151,792          $  2,110,335
Operating loss                               (373,156)             (482,520)             (308,798)           (2,019,888)
Net loss                                     (466,948)             (553,047)             (403,374)           (1,901,487)
Basic and  diluted net loss per share           (0.10)                (0.12)                (0.09)                (0.40)

                                                                   Year Ended December 31, 1999
                                                                   ----------------------------
                                         First Quarter          Second Quarter        Third Quarter      Fourth Quarter
                                         -------------          --------------        -------------      --------------
Total revenues                            $ 2,467,645           $ 2,556,792           $ 2,454,163           $ 2,575,996
Operating loss                               (539,286)             (264,077)             (266,374)           (1,191,894)
Net loss                                     (555,583)             (359,826)             (325,738)           (1,236,824)
Basic and diluted net loss per share            (0.12)                (0.08)                (0.07)                (0.26)