Form 10-Q
period 2001-03-31
ANCHOR PACIFIC UNDERWRITERS INC
filed 2002-05-30
CIK 317781

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

     For the Quarter Ended March 31, 2001         Commission File Number: 0-9628
                                            or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from [     ]  to  [      ]

                        ANCHOR PACIFIC UNDERWRITERS, INC.
             (Exact name of registrant as specified in its charter)

                  Delaware                               94-1687187
      (State or other jurisdiction of                 (I.R.S. Employer
       incorporation or organization)                Identification No.)

      610 West Ash Street, Suite 1500                       92101
                San Diego, CA                            (Zip Code)
  (Address of principal executive offices)

       Registrant's telephone number, including area code: (619) 557-2777

           Securities registered pursuant to Section 12(b) of the Act:

                                      None

           Securities registered pursuant to Section 12(g) of the Act:

                          Common stock, $.02 par value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ _] Yes [X] No

     As of April 30, 2002, the Registrant had 4,709,904 shares of common stock and 1,853,300 shares of preferred stock outstanding.

                     This document is comprised of 18 pages

================================================================================

                        ANCHOR PACIFIC UNDERWRITERS, INC.

                                      INDEX

Part I.  FINANCIAL INFORMATION

         Item 1.     Financial Statements:

                     Consolidated Balance Sheets March 31, 2001 and
                     December 31, 2000                                        1

                     Consolidated Statements of Operations for the three
                     months ended March 31, 2001 and 2000                     2

                     Consolidated Statements of Cash Flows for the three
                     months ended March 31, 2001 and 2000                     3

                     Notes to Consolidated Financial Statements               4

         Item 2.     Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                     12

         Item 3.     Quantitative and Qualitative Disclosures About Market
                     Risk                                                    15

Part II. OTHER INFORMATION

         Item 1.     Legal Proceedings                                       16

         Item 2.     Changes in Securities                                   16

         Item 3.     Defaults Upon Senior Securities                         16

         Item 4.     Submission of Matters to a Vote of Security Holders     17

         Item 5.     Other Information                                       17

         Item 6.     Exhibits and Reports on Form 8-K                        17

PART I - FINANCIAL INFORMATION

Item 1: Financial Statements:

               Anchor Pacific Underwriters, Inc. and Subsidiaries
                           Consolidated Balance Sheets

                                                                                 March 31,      December 31,
                                                                                   2001            2000
                                                                                ------------    ------------
                                  Assets

Current Assets:
   Cash and cash equivalents                                                    $    412,391    $         --
   Accounts receivable (less allowance for doubtful accounts of
   $7,500 in 2001 and 2000)                                                        1,250,645         407,616
   Prepaid expenses and other current assets                                          40,026          90,099
                                                                                ------------    ------------
Total current assets                                                               1,703,062         497,715

Property and equipment, net                                                          708,724         421,535
Intangible assets, net                                                               533,782              --
Other                                                                                100,344          76,538
                                                                                ------------    ------------

Total assets                                                                    $  3,045,912    $    995,788
                                                                                ============    ============


                   Liabilities and Deficiency in Assets
Current Liabilities:
   Cash overdraft                                                               $         --    $    138,695
   Accounts payable                                                                  514,367         432,752
   Accrued expenses                                                                1,138,926         391,643
   Accrued legal expenses                                                            435,000         435,000
   Short-term borrowings owed to related parties                                     718,047         793,394
   Current portion of long-term debt, including $3,409,000 and
      $1,500,000 in 2001 and 2000, respectively, owed to related parties           4,456,159       2,604,761
   Current portion of capital lease obligation                                       108,553         107,417
                                                                                ------------    ------------
Total current liabilities                                                          7,371,052       4,903,662

Long-term debt, net of current portion                                               500,000              --
Capital lease obligation, net of current portion                                     200,202         232,453
                                                                                ------------    ------------

Total liabilities                                                                  8,071,254       5,136,115
                                                                                ------------    ------------

Deficiency in Assets:
   Preferred stock - $.02 par value; 2,500,000 shares authorized;
   1,853,300 shares issued and outstanding as of March 31, 2001
   and December 31, 2000                                                              37,066          37,066
   Common stock - $.02 par value; 50,000,000 shares authorized;
   4,709,924 and 4,709,931 shares issued and outstanding as of
   March 31, 2001 and  December 31, 2000                                              94,201          94,201
   Additional paid-in capital                                                      6,158,787       6,158,787
   Accumulated deficit                                                           (11,315,396)    (10,430,381)
                                                                                ------------    ------------
Total deficiency in assets                                                        (5,025,342)     (4,140,327)
                                                                                ------------    ------------
Total liabilities and deficiency in assets                                      $  3,045,912    $    995,788
                                                                                ============    ============

See accompanying notes

               Anchor Pacific Underwriters, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                                   (unaudited)

                                                           Three Months Ended March 31,
                                                              2001             2000
                                                           -----------      -----------
                                                             (Note 4)         (Note 1)
Revenues:
    Service fees                                           $ 1,099,120      $        --
                                                           -----------      -----------

Operating expenses:
    Salaries, commissions and employee benefits                714,211               --
    Selling, general and administrative expenses               416,252               --
    Depreciation and amortization                               22,940               --
    Amortization of goodwill and intangible assets              13,687               --
                                                           -----------      -----------
Total operating expenses                                     1,167,090               --
                                                           -----------      -----------


Loss from continuing operations before other
    income(expense) and income taxes                           (67,970)              --
                                                           -----------      -----------

Other income(expense):
    Interest expense                                           (83,123)         (63,479)
    Other                                                           --            1,000
                                                           -----------      -----------
Total other expense                                            (83,123)         (62,479)
                                                           -----------      -----------

Loss from continuing operations before income taxes           (151,093)         (62,479)
Provision for income taxes                                          --            4,710
                                                           -----------      -----------
Loss from continuing operations                               (151,093)         (67,189)
                                                           -----------      -----------

Discontinued operations:
    Loss from operations                                      (274,035)        (399,759)
    Loss on disposal                                          (459,887)              --
                                                           -----------      -----------
Loss from discontinued operations                             (733,922)        (399,759)
                                                           -----------      -----------

Net loss                                                   $  (885,015)     $  (466,948)
                                                           ===========      ===========

Net loss per share:
    From continuing operations                             $     (0.03)     $     (0.01)
    From discontinued operations                                 (0.16)           (0.09)
                                                           -----------      -----------
Basic and diluted net loss per common share                $     (0.19)     $     (0.10)
                                                           ===========      ===========

Weighted average number of common shares
    outstanding                                              4,709,924        4,710,055
                                                           ===========      ===========

See accompanying notes

               Anchor Pacific Underwriters, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                                            Three Months
                                                                                           Ended March 31,
                                                                                      2001              2000
                                                                                  ------------      ------------
Operating activities:
Net loss                                                                          $   (885,015)     $   (466,948)
Adjustments to reconcile net loss to net cash (used
     in) provided by operating activities:
      Depreciation                                                                     115,073            63,512
      Amortization of goodwill                                                          13,687            16,530
      Loss on write-down of internal-use software and other assets from
          discontinued operations                                                      177,902                 -
Changes in items affecting operations, net of effects of acquisition in 2001:
      Accounts receivable                                                              106,971            38,855
      Prepaid expenses and other current assets                                        257,073            34,590
      Other assets                                                                     (23,806)            3,189
      Decrease in cash overdraft                                                      (138,695)          (55,926)
      Accounts payable and accrued expenses                                            828,898          (809,008)
                                                                                  ------------      ------------
Net cash provided by (used in) operating activities                                    452,088        (1,175,206)
                                                                                  ------------      ------------

Investing activities:
Purchases of property and equipment                                                   (317,824)          (68,368)
Cash paid for acquisition                                                           (1,524,469)                -
                                                                                  ------------      ------------
Net cash used in investing activities                                               (1,842,293)          (68,368)
                                                                                  ------------      ------------

Financing activities:
Preferred stock issued                                                                       -         2,000,000
Preferred stock issuance costs                                                               -           (17,854)
Borrowings on long-term debt                                                         2,000,000           100,000
Repayments on long-term debt                                                          (148,602)                -
Short-term borrowings from related parties                                             391,313                 -
Repayments on short-term borrowings from related parties                              (409,000)                -
Repayments on capital leases and  long-term liabilities                                (31,115)         (588,116)
                                                                                  ------------      ------------
Net cash provided by financing activities                                            1,802,596         1,494,030
                                                                                  ------------      ------------

Net increase in cash and cash equivalents                                              412,391           250,456
   Beginning of period                                                                       -                 -
                                                                                  ------------      ------------
   End of period                                                                  $    412,391      $    250,456
                                                                                  ------------      ------------

Supplemental cash flow information:
 Cash paid for interest                                                           $     61,261      $     71,943
 Cash paid for income taxes                                                       $          -      $      4,710

Supplemental disclosure of noncash investing
   activities related to acquisitions:
Fair value of assets acquired                                                     $  1,477,000
Fair value of liabilities assumed                                                            -
Note payable                                                                          (500,000)
Purchase price in excess of net assets acquired                                        523,000
Fees - transaction                                                                      24,469
                                                                                  ------------
Cash paid for acquisition                                                         $  1,524,469
                                                                                  ============

   See accompanying notes

               ANCHOR PACIFIC UNDERWRITERS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                 March 31, 2001

NOTE 1 - BASIS OF PRESENTATION
------------------------------

       The accompanying consolidated balance sheet as of March 31, 2001, consolidated statements of operations for the three months ended March 31, 2001 and 2000, and consolidated statements of cash flows for the three months ended March 31, 2001 and 2000 have been prepared by Anchor Pacific Underwriters, Inc. (unless otherwise noted, "the Company," "Anchor Pacific," "Anchor," "we," "APU," "us," or "our," refers to Anchor Pacific Underwriters, Inc.) and have not been audited. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United Sates of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. These consolidated financial statements, in our opinion, include all adjustments necessary for a fair presentation of the consolidated financial position, results of operations, and cash flows for all periods presented. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our annual Report on Form 10-K filed for the year ended December 31, 2000, which provides further information regarding our significant accounting policies and other financial and operating information. Interim operating results are not necessarily indicative of operating results for the full year or any other future period.

       The consolidated financial statements include the accounts of APU and its wholly owned subsidiaries, Ward Benefits Administrators & Insurance Services, Inc. ("WBAIS"), formerly known as Harden & Company Insurance Services, Inc., Harden & Company of Arizona ("Harden-AZ") and Spectrum Managed Care of California, Inc. ("Spectrum CA"). Commencing in mid-2000 WBAIS and Harden-AZ operated under the common business name "Ward Benefits Administrators" (WBAIS and Harden-AZ may collectively be referred to as "WBA" or the "WBA companies"). All significant intercompany accounts and transactions have been eliminated.

       The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that may affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

       During 1998, 1999 and 2000, the Company has incurred substantial operating losses and has used approximately $2,783,000 of cash in its operations. At March 31, 2001, the Company had negative working capital of $5,667,990 and a deficiency in assets of $5,025,342. The Company is in violation of the terms of substantially all of its debt. Over the last year, the Company has received financing from its majority shareholder, Ward North America Holding, Inc. ("WNAH"). Management has been notified by WNAH that it does not intend to provide any further financing in support of the Company's operations. Effective January 1, 2002, the Company discontinued the WBA companies' plan administration business (Note 9). The Company's consolidated financial statements have been reclassified to reflect the discontinuation of WBA's operations. Accordingly, the revenues and operating and other expenses of WBA have been reported as "Discontinued Operations" in the three months ended March 31, 2001 and 2000.

       Management is attempting to develop a plan to restructure Anchor's debt, raise additional working capital, and continue to operate Spectrum CA; the Company's managed care subsidiary (Note 4). The assets and business of Anchor and Spectrum CA are encumbered by collateral security interests granted for loans made by Anchor's commercial bank and Legion Insurance Company ("Legion"), both of which are in default. Neither Anchor nor Spectrum CA has capital resources sufficient to cure the loan defaults and, as a result, their assets could be subjected to foreclosure by either secured lender. Anchor and Spectrum CA also owe significant sums to other unsecured creditors and lenders, including the Novaeon, Inc. bankruptcy estate and WNAH and its subsidiaries including Ward North America, Inc. ("WNA"). In the event a secured creditor of Anchor or Spectrum CA commences legal action to collect its debt or enforce its security interests or the Company suffers an adverse outcome in its pending litigation, it is foreseeable that Anchor, and/or Spectrum CA would file for Chapter 11 bankruptcy protection to preserve their assets and ongoing operations.

       In 2002, WBAIS plans to make a general assignment of its assets for the benefit of creditors to facilitate a workout of its debt under an arrangement that is similar to bankruptcy liquidation. The assignee under such an assignment is granted rights under state law similar to those of a federal bankruptcy trustee, including the right to take possession of a debtor's assets, recover avoidable transfers of property for the benefit of all creditors, pursue and compromise claims on behalf of the debtor, and administer the equitable distribution of the debtor's assets among its creditors

       The continuation of the Company as a going concern is dependent on the successful implementation of a refinancing plan and the retention of Spectrum CA's managed care operations. Any such refinancing plan will likely require Anchor's debt to be restructured or all or portions of it converted to Anchor equity securities. Any such plan will also likely require the Company to raise substantial additional working capital. There can be no assurance that such a plan will be developed and successfully implemented.

NOTE 2 - REVENUE RECOGNITION
----------------------------

Continuing Operations

       Revenue from continuing operations consists of service fees for managed care services performed by Spectrum CA including telephonic medical case management and field medical case management. Such services are performed under various fee arrangements, including flat fees for specified procedures and on an hourly fee basis. Fee income is recognized when services are rendered.

Discontinued Operations

       Third-party administrative services were provided through WBA. Revenue consisted primarily of fees charged for the administration of fully insured and self-insured health plans. Fee income was recognized when services were rendered.

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS
-----------------------------------------

        The Financial Accounting Standards Board ("FASB") has issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments. SFAS No. 133, which is effective for the Company beginning January 1, 2001, requires that entities recognize all derivatives as either assets or liabilities on the balance sheet, and measure those instruments at fair value. The Company does not presently engage in any hedging activities. The adoption of SFAS No. 133 did not have a material impact on the Company's consolidated results of operations, financial position, or cash flows.

         In June 2001, the FASB issued SFAS No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets." These Statements change the accounting for business combinations and goodwill. SFAS No.141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. The adoption of SFAS No. 141 did not have a material impact on the Company's consolidated results of operations, financial position, or cash flows. SFAS No. 142 changes the accounting for goodwill and certain intangible assets from an amortization method to an impairment-only approach The Company has not yet determined whether the adoption of SFAS No. 142 will have a material impact on the Company's consolidated results of operations, financial position, or cash flows.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business (as previously defined in that opinion). SFAS No. 144 will be adopted January 1, 2002. The Company has not yet determined whether the adoption of SFAS No. 144 will have a material impact on the Company's consolidated results of operations, financial position, or cash flows.

NOTE 4 - ACQUISITION
--------------------

        In January 2001, Anchor entered the managed care service business by purchasing substantially all of the assets and business of Novaeon, Inc. ("Novaeon" and the "Novaeon Assets") from Novaeon's Chapter 11 bankruptcy estate. Prior to its bankruptcy, Novaeon performed utilization review, peer review, pre-certification, medical bill review and both telephonic and field medical case management services on a national basis.

        The purchase of the Novaeon Assets was consummated pursuant to an asset purchase agreement between the parties dated December 28, 2000 (the "Novaeon Asset Purchase Agreement"), the terms of which were approved by the Bankruptcy Court for the Eastern District of Pennsylvania (Bankruptcy No. 00-18821 BIF). The purchase price under the Novaeon Asset Purchase Agreement was payable at the closing by a cash down payment of $1,500,000 and delivery of Anchor's contingent promissory note in the principal amount of $3,500,000 (the "Novaeon Note") due on April 30, 2002. APU transferred the Novaeon assets to a newly created subsidiary, Spectrum CA. The terms of the Novaeon Note provide for the principal amount to be reduced on a dollar-for-dollar basis in the event the business operated by Anchor using the Novaeon Assets realizes less than $10,000,000 in revenue during the calendar year 2001. In no event, however, shall the principal amount of the Novaeon Note be reduced below $500,000. For the year ended December 31, 2001, Spectrum CA reported revenues of $4,673,678, resulting in reduction of the principal amount of the Novaeon Note to $500,000. Anchor accounted for the Novaeon acquisition using the purchase method of accounting. The tangible assets and goodwill recorded at acquisition were $1,477,000 and $547,000, respectively, taking into consideration the reduction in purchase price described above. Goodwill is being amortized over 10 years.

        The Company is currently in negotiations with Novaeon to amend the payment date of the Novaeon Note into several payments over an extended period of time.

        In order to finance the Novaeon acquisition and provide working capital for its new managed care service business, Anchor obtained a secured convertible loan from Legion in the amount of $2,000,000 (the "Legion Loan") due on December 31, 2001. Anchor used $1,500,000 of the Legion Loan proceeds for the required down payment. The balance of the proceeds was later transferred to Anchor to pay back part of the line of credit and short-term borrowings with WNAH. The note evidencing the Legion Loan (the "Legion Note") provided for its automatic redemption in exchange for the issuance of Anchor equity securities upon the completion by the Company of an equity offering by June 30, 2001 resulting in gross proceeds of at least $3,000,000. The repayment of the Legion Loan is secured by a security interest in favor of Legion encumbering all the Novaeon Assets pursuant to the terms of a Security Agreement between the parties dated January 12, 2001.

        The Legion Loan was obtained through the cooperation and assistance of WNAH. As a condition of making the Legion Loan, Legion required WNAH to enter into a Note Purchase Agreement dated January 12, 2001 (the "Legion Note Purchase Agreement"). The Legion Note Purchase Agreement granted Legion the option to cause WNAH to purchase the Legion Note from Legion in the event Anchor failed to complete an equity offering by June 30, 2001. The consideration for the purchase of the Legion Note under the Legion Note Purchase Agreement is the issuance of WNAH common stock having an aggregate value of $2,000,000 (plus the sum of unpaid interest under the Legion Note) at an agreed value of $4 per share.

        In conjunction with the Legion Note Purchase Agreement, Anchor and WNAH entered into an assignment and assumption agreement dated January 12, 2001 in which Anchor agreed that in the event that (i) Anchor failed to complete a $3,000,000 equity offering by June 30, 2001 and (ii) Legion exercised its option to cause WNAH to purchase the Legion Note under the Legion Note Purchase Agreement, WNAH, as the transferee holder of the Legion Note, would have the right to acquire all of the equity securities of Spectrum CA from Anchor in exchange for the cancellation and release of all Anchor's repayment obligations under the Legion Note and the assumption by WNAH of all Anchor's repayment obligations to Novaeon's bankruptcy estate under the Novaeon Note.

        Anchor was unable to complete a $3,000,000 equity offering or repay the Legion Note by June 30, 2001 as contemplated at the time of the Novaeon acquisition. The Legion Note was subsequently amended by the parties to extend the maturity date to December 31, 2001. The Legion Note Purchase Agreement was also amended by Legion and WNAH to extend its term to coincide with the amended maturity date under the Legion Note. The term of the amended Legion Note Purchase Agreement lapsed on December 31, 2001. The Legion Note has not been repaid by Anchor. Anchor has had discussions with Legion regarding the extension or amendment of the Legion Note. There can be no assurance that amended terms favorable to Anchor will result from these efforts.

        Legion was placed into Rehabilitation by court order under Pennsylvania insurance law on April 1, 2002.

As of that date, the Pennsylvania Insurance Commissioner assumed possession and control of all Legion's assets and business to protect the interests of Legion's policyholders. Anchor is seeking to conduct negotiations with the Pennsylvania Insurance Commissioner regarding an extension of the Legion Note's maturity and the amendment of other terms.

        The following table presents the unaudited pro forma results from continuing operations assuming we had acquired Novaeon at the beginning of fiscal 2001. Novaeon experienced a substantial change in business in 2000 as result of its bankruptcy, therefore the revenue and operating results from 2000 are not comparable to Spectrum CA's operating results in 2001. The pro forma results from continuing operations are not necessarily indicative of the results of operations which actually would have resulted had the purchase been in effect at the beginning of the year or of future results.

                                                   Pro forma Results for
                                                  the Three Month Period
                                                   Ended March 31, 2001
   Revenue from continuing operations                $      1,306,120
                                                     ================
   Loss from continuing operations                   $       (176,554)
                                                     ================
   Basic and diluted loss per share from
   continuing operations                             $          (0.04)
                                                     ================

NOTE 5 - TERM BANK LOAN
-----------------------

        On September 30, 1999, the Company entered into a term loan ("Secured Bank Loan") of $931,485 with a bank, combining the balances owing on an existing term loan and a $250,000 bank loan. The basic terms of the Secured Bank Loan are
(a) monthly interest payments equal to bank's prime rate, plus 2.5% (b) a maturity date of October 7, 2002 and (c) monthly principal payments in installments of $16,500 which began on November 7, 1999. The Secured Bank Loan is secured by certain receivables, property and equipment, and other assets. The loan agreement with the bank contains certain restrictive covenants that, among other things, require Anchor to maintain certain levels of net worth and cash flow (as defined), and prohibits the payment of dividends. Anchor was not in compliance with these covenants at March 31, 2001. All amounts have been classified as current liabilities. The total amount due as of March 31, 2001 was $650,986.

        The balance of the Secured Bank Loan was subsequently reduced to $377,986 as of March 31, 2002 through additional principal payments required by Comerica Bank (the "Bank") as consideration under that certain Forbearance Agreement and Amendment to Promissory Note and Conditional Consent to Subsidiary Transactions dated January 2, 2002 executed between Anchor and the Bank (the "Forbearance Agreement"). The Forbearance Agreement amended the repayment terms of the Secured Bank Loan making it payable in monthly amortized installments of principal in the amount of $20,000, plus applicable interest for that month, with a balloon payment of $257,986 due on October 5, 2002. The Forbearance Agreement also evidenced the Bank's forbearance of Anchor's financial covenant defaults under the Secured Bank Loan until January 31, 2002 and the Bank's consent to the cessation and wind down of WBAIS's business. As a condition of its forbearance, the Bank sought and obtained the execution and delivery of an Unconditional Guaranty of the Secured Bank Loan by WNAH. The repayment of the Secured Bank Loan is further secured by a blanket security interest in favor of the Bank encumbering the assets of Anchor and its subsidiaries.

NOTE 6 -CONVERTIBLE DEBENTURES
------------------------------

Series B Convertible Debentures

        During 1998, Anchor raised $215,000 from five members of the Board of Directors and other qualified investors by offering 10% Convertible Subordinated Debentures Series B (the "Series B Debentures"). The basic terms of the Series B Debentures were (a) 10% interest, payable semi-annually in arrears; (b) two year maturity; (c) conversion price of $0.50 per share; (d) "Piggyback" registration rights for three years (e) for each $5,000 of Series B Debentures acquired, an investor received a five-year warrant to acquire 2,000 shares of Anchor common stock at an exercise price of $0.50 per share; and (f) subordination provisions that subordinate the Series B Debentures to Anchor's "Senior Debt" (as defined in the Series B Debentures). In early 1999, Anchor raised an additional $50,000 and redeemed one debenture for $15,000. On March 15, 2000, Anchor redeemed $130,000 of the Series B Debentures. In late 2000, Anchor redeemed $45,000 of the outstanding Series B Debentures. At March

31, 2001. Anchor was in default on the outstanding balance of $75,000 in Series B debentures, which has been classified as current in the accompanying balance sheet as of March 31, 2001.

Series D Convertible Debentures

        During 1999, Anchor raised $244,000 from other qualified investors by offering 10% Convertible Subordinated Debentures, Series D (the "Series D Debentures"). The basic terms of the Series D Debentures were (a) 10% interest, payable semi-annually in arrears; (b) two year maturity; (c) conversion price of $0.50 per share; (d) "Piggyback" registration rights for three years; (e) for each $5,000 of Series D Debentures acquired, an investor received a five year warrant to acquire 3,000 shares of Anchor common stock at an exercise price of $0.50 per share; and (f) subordination provisions that subordinates the Series D Debentures to Anchor's "Senior Debt" (as defined). At March 31, 2001, Anchor was in default on the entire $244,000 in Series D Debentures, which have been classified as current in the accompanying balance sheet as of March 31, 2001.

Series E Convertible Debentures

        In late 1999, Anchor raised $400,000 from WNAH by offering 10% Convertible Subordinated Debentures, Series E (the "Series E Debentures"). The basic terms of the Series E Debentures were (a) 10% interest, payable semi-annually in arrears; (b) two year maturity; (c) conversion price of $0.50 per share; (d) "Piggyback" registration rights for three years; (e) for each $5,000 of Series E Debentures acquired, WNAH received a five year warrant to acquire 3,000 shares of Anchor common stock at an exercise price of $0.50 per share; and (f) subordination provisions that subordinates the Series E Debentures to Anchor's "Senior Debt" (as defined). The Series E Debentures are superior to all other debentures of the Company, including without limitation those Series B and D debentures, and shall constitute "Senior Debt" for purposes of those debentures. During 2000, Anchor raised an additional $100,000 from WNAH through the Series E offering, subject to the terms and provisions described above, bringing the total outstanding Series E debentures to $500,000. At March 31, 2001, Anchor was in default on the entire $500,000 in Series E Debentures, which have been classified as current in the accompanying balance sheet as of March 31, 2001.

NOTE 7- CONVERTIBLE LOAN FACILITY
---------------------------------

        A $1,000,000 convertible loan facility (the "Convertible Loan") was made available immediately following the closing of the purchase of the Series A Preferred shares by WNAH. The Convertible Loan is convertible, at WNAH's option, into Series A Preferred shares, which is further convertible into a number of shares of common stock. These shares of common stock, when added to the shares of common stock issued or issuable pursuant to the Series E Debentures (not including the warrants accompanying the Series E Debentures) and other shares of Series A Preferred issued to WNAH, would constitute 73.5% of Anchor's common stock on a fully-diluted basis following such conversion, assuming the maximum amount of $1,000,000 was borrowed and converted by Anchor pursuant to the Convertible Loan. During the first quarter of 2001, Anchor repaid $91,000 of the convertible loan facility to WNAH. As of March 31, 2001, Anchor was in default on the balance of $909,000, which has been classified as current in the accompanying balance sheet as of March 31, 2001.

NOTE 8 - COMPUTATION OF NET LOSS PER SHARE
------------------------------------------

        Basic net loss per common share is presented in conformity with SFAS No. 128, "Earnings per Share," for all periods presented. Basic net loss per share is computed using the weighted-average number of outstanding shares of common stock.

        Diluted net loss per share is computed using the weighted-average number of shares of common stock outstanding and, when dilutive, rights to purchase common stock under outstanding options, warrants, and conversion rights, potential common shares from options and warrants to purchase common stock using the treasury method and from convertible debt and equity securities using the as-if converted basis. All common shares issuable under outstanding vested options, warrants, and conversion rights, have been excluded from the computation of diluted net loss per share for 2001 and 2000 because the effect would have been anti-dilutive.

        The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted loss per share:

                                                            Three Month Period Ended March 31
                                                                         (unaudited)
                                                                   2001                2000
                                                            ---------------     ---------------
Loss from continuing operations                             $      (151,093)    $       (67,189)
Loss from discontinued operations                                  (733,922)           (399,759)
                                                            ---------------     ---------------
Net loss                                                    $      (885,015)    $      (466,948)
                                                            ---------------     ---------------
Basic and diluted loss from continuing operations per
share                                                       $         (0.03)    $         (0.01)
Basic and diluted loss from discontinued operations per     ---------------     ---------------
share                                                                 (0.16)              (0.09)
                                                            ---------------     ---------------
Basic and diluted net loss per share                        $         (0.19)    $         (0.10)
                                                            ---------------     ---------------
Weighted-average number of shares outstandig:                     4,709,924           4,710,055
                                                            ===============     ===============

NOTE 9 - DISCONTINUED OPERATIONS
--------------------------------

        Revenue losses from terminating and non-renewing accounts of the WBA companies accelerated rapidly after 2000 and management was unable to reduce operating costs sufficiently to mitigate declining revenue. The WBA companies' clients continued to be generally dissatisfied with WBA's limited data reporting capabilities and inability to provide system features available to them from other vendors such as direct internet access to plan and benefits information for employers, covered employees and medical providers. Ongoing efforts by Anchor's management and Board of Directors to secure additional equity and/or debt capital were unsuccessful. In June 2001, Anchor's Board of Directors determined it was doubtful that sufficient working capital could be obtained to address the WBA companies' rising debt and complete the turn-around of their employee benefits plan administration business.

        In late 2001, management determined WBAIS could not remain in business and service its customers beyond the first quarter of 2002 without an infusion of substantial additional working capital. WBAIS determined it was unlikely that sufficient working would be available to it in that time frame, if ever. Management concluded that WBAIS would have no choice but to abandon its service contract obligations and cease operations if an acceptable alternative was not found. In order to avoid the imminent breach of its remaining service agreements and preserve the value of its business for the benefit of WBAIS and its creditors, and its parent shareholder, WBAIS entered into an agreement with Loomis Benefits West, Inc. ("LBW") dated January 1, 2002 (the "Commission Arrangement").

        The Commission Arrangement provides for WBAIS and its affiliates to introduce benefit plan administration customers to LBW for a ten-year period commencing on January 1, 2002. In exchange for the referrals and the prospect of ongoing referrals, LBW agreed to pay WBA: (a) monthly "Base Revenue Commissions" equal to 4% of LBW's "Base Gross Revenue" during 2002 - 2003 and 6% of LBW's Base Gross Revenue during 2004 - 2011; and (b) quarterly "Business Development Consideration" in the amount of 10% of LBW's "Gross Revenue" derived from "Referred Customers" during 2002 - 2011. "Gross Revenue" under the Commission Arrangement means commissions and administration fees earned by LBW on a cash basis less brokerage fees and commissions payable to other brokers, refunds, rebates, credits, etc. "Base Gross Revenue" is defined as "Gross Revenue" less "Gross Revenue" derived by LBW from "Referred Customers". "Referred Customers" are defined as LBW customers that were not previously customers of WBAIS and that become customers of LBW after January 1, 2002 through the direct or indirect referral of WBAIS or an affiliate.

        The Commission Arrangement also requires WBAIS to indemnify LBW and its affiliates from future claims brought by its creditors and other claimants for claims relating to or arising from obligations or acts of WBAIS. In addition to the Commission Arrangement, WBAIS agreed to sell LBW a portion of its furniture located in its Portland, Oregon office and LBW agreed to reimburse WBAIS for certain employee compensation and benefits expenses paid by WBAIS in December 2001 and January 2002.

        In 2002, WBAIS plans to make a general assignment of assets for the benefit of creditors to facilitate a workout of debt under an arrangement that is similar to bankruptcy liquidation. The assignee under such an assignment is granted rights under state law similar to those of a federal bankruptcy trustee, including the right to take possession of a debtor's assets, recover avoidable transfers of property for the benefit of all creditors, pursue and compromise claims on behalf of the debtor, and administer the equitable distribution of the debtor's assets among its creditors.

        Pursuant to Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations -Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," the Company's Consolidated Financial Statements have been reclassified to reflect the discontinuing of WBA's operations. Accordingly, revenues and operating and other expenses of WBA have been segregated in the Consolidated Statements of Operations as Discontinued Operations.

        For the three months ended March 31, 2001 and 2000, the following is summarized financial information for the discontinued operations:

                                                              Three Month Period Ended March 31
                                                                  2001                 2000
                                                            ----------------     ----------------
Service revenues                                            $     1,671,248      $     2,493,899
                                                            ================     ================

Loss from operations of discontinued business               $      (274,035)     $      (399,759)
Loss on disposal of discontinued operations during
phase-out period                                                   (459,887)                   -
                                                            ----------------     ----------------

Loss from discontinued operations                           $      (733,922)     $      (399,759)
                                                            ================     ================

        Loss on disposal of discontinued business during phase out period includes estimated costs associated with the wind down of WBA and estimated referral fees from LBW. The costs include future office lease and operating lease obligations of approximately $428,000, fixed asset write-downs of $42,000 and other operating costs of approximately $40,000. The referral fees included in the loss are estimated at $50,000 for 2002.

NOTE 10 - COMMITMENTS AND CONTINGENCIES
---------------------------------------

Anchor
        On May 15, 2002 Anchor and its majority shareholder, WNAH, settled litigation pending before the Superior Court of Contra Costa, California, Case Number COO-03258, with two of Anchor's former executive officers and its former auditing firm. The litigation arose from various actions and events occurring in 1999 and 2000. Certain bifurcated claims ordered to arbitration by the court had previously resulted in a September 2001 arbitration award against Anchor in the approximate amount of $304,000 in favor of its former chief executive officer. Under the terms of a global settlement, Anchor and WNAH jointly agreed to pay Anchor's former chief executive officer the sum of $365,000 with $240,000 of such amount being provided by their employee practices liability insurer. All causes of action plead against all corporate and individual defendants and cross-defendants were dismissed with prejudice under the settlement with no admission of fault or liability by any party.

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

         The WBA companies anticipate that trade creditors will initiate considerable additional litigation in 2002 and beyond due to the companies' significant trade debt balances. Both companies lack sufficient cash resources to satisfy these trade debts and any lawsuit filed against the companies will further adversely affect their ability to satisfy creditor claims.

Spectrum CA
         Management is not aware of any lawsuits to which Spectrum CA is currently a party or to which any property of Spectrum CA is subject which might materially adversely affect its financial condition or results of operations.

NOTE 11 - SUBSEQUENT EVENTS
---------------------------

Legion Insurance Company
         On April 1, 2002, Legion, a shareholder of WNAH, was placed into voluntary rehabilitation by the Commonwealth Court of Pennsylvania. Beginning on April 1, 2002, Legion will operate in run-off under the control of the Insurance Commissioner of the Commonwealth of Pennsylvania as Rehabilitator. Legion will not write any new insurance policies.

         Legion is the holder of Anchor Pacific's $2 million secured convertible loan. Spectrum CA performs managed care services for Legion. Legion represented 21% of Spectrum CA's service revenue in the year ended 2001. The Company had an accounts receivable balance due from Legion programs of approximately $157,000 at December 31, 2001 and $0 at March 31, 2001. Management is uncertain as to the effect of Legion's voluntary rehabilitation on its business.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Background
        Anchor's financial condition continued to deteriorate during 2001. The Company reported a deficiency of assets of $5,025,342 and negative working capital of $5,667,990 as of March 31, 2001. Ongoing operating losses and inadequate working capital led to the wind down and closure of the WBA companies' benefits plan administration business operations by January 2002. As a result of discontinuing WBA's operations, the results of operations of WBA have been segregated in the Consolidated Statement of Operations as discontinued operations and previously reported financial statements have been restated. Without the business of WBA, Anchor did not have continuing operations in 2000.

        In January 2001, Anchor entered the managed care service business by purchasing substantially all of the assets and business of Novaeon, Inc. from Novaeon's Chapter 11 bankruptcy estate and formed a new subsidiary, Spectrum CA. Spectrum CA's principal business activity is managing the medical and disability care received by injured employees receiving workers' compensation benefits and employee and dependent participants in group accident and health benefits plans. These services are performed by licensed registered nurses or certified rehabilitation vocational counselors employed by Spectrum CA as case managers. Spectrum CA's client base consists of employers and employer groups that self insure their workers' compensation risks, workers compensation insurers, and national and regional third-party workers compensation claims administrators, including WNA.

        Spectrum CA currently performs telephonic case management and utilization services at nine locations throughout the United States, with its principal facility located in Exton, Pennsylvania. Spectrum CA shares office space with Ward North America, Inc. at three of the locations. Dedicated Spectrum CA case management and utilization review units occupy space within five offices of its largest third-party claims administration client. Spectrum CA represents the continuing operations of Anchor in 2001.

        Anchor and Spectrum CA presently lack sufficient working capital to meet their respective delinquent and maturing debt obligations. The Company's outside auditors accordingly noted in their report on the Company's December 31, 2000 financial statements that this fact, among others, raises substantial doubt about the Company's ability to continue as a going concern.

        Negotiations involving Comerica Bank, Legion, the Pennsylvania Insurance Commissioner as Rehabilitator of Legion, and the Novaeon, Inc. Chapter 11 bankruptcy estate, among others, are ongoing regarding a number of matters critical to the continued financial viability of Spectrum CA and Anchor. These matters include: (a) Comerica Bank's extension of the Forbearance Agreement relating to Anchor's covenant defaults under the Secured Bank Loan beyond January 31, 2002 and the extension of the Loan's maturity date beyond October 5, 2002; (b) the extension of the Legion Loan's maturity date beyond December 31, 2001; and (c) the amendment of the Novaeon Note to provide for periodic payments beyond April 30, 2002. Recently, Comerica Bank sought and obtained WNAH's guarantee of Anchor's obligations under the Secured Bank Loan. Despite the guarantee provided by WNAH, there can be no assurance that Comerica Bank will extend the term of the Forbearance Agreement beyond January 31, 2002 or agree to amend the Secured Bank Loan's maturity date as sought by Anchor. In the event these debt agreements are not successfully re-negotiated, Anchor's assets, including its ownership interest in Spectrum CA, and Spectrum CA's ownership of its assets and business, would likely be subject to the Bank's foreclosure rights under the Secured Bank Loan and Legion's foreclosure remedies as a secured creditor under the Legion Loan.

        Should any of the above or other possible contingencies occur, Anchor and Spectrum CA could be deprived of substantially all of their assets and businesses.

        The Company is considering a number of refinancing alternatives to address its debt and enable Anchor to remain in business and grow Spectrum CA's managed care business. Critical components of any resulting plan will likely require the restructuring of debt and the conversion of all, or significant portions, of debt held by affiliated and unaffiliated creditors to Anchor or Spectrum CA equity securities. Management anticipates any such plan will also require Anchor and/or Spectrum CA to raise substantial additional working capital. Management is also evaluating the potential benefits of a Chapter 11 bankruptcy filing by Anchor and/or Spectrum CA to protect the assets of those companies from creditor attachments and allow them to seek to restructure debt, resolve litigation, and raise working capital. There can be no assurance that Anchor and Spectrum CA will be able to accomplish these objectives and remain in business.

Results of Continuing Operations - Three Months Ended March 31, 2001 and 2000

        Results of continuing operations consist of the operations of Spectrum CA and the general and administrative costs and interest expense of Anchor. Spectrum CA was formed out of the acquisition of the assets of the bankruptcy estate of Novaeon, Inc. in January 2001. Novaeon, Inc. experienced a substantial change in business in 2000 as result of its bankruptcy, therefore there are no comparable operating results from 2000 that would provide relevant comparison to Spectrum CA's operating results in 2001.

Revenues

        Total Revenues. Total revenues for the three months ended March 31, 2001 were $1,099,120. The revenues were primarily generated from telephonic case management and utilization services. Revenues decreased during this period due to the loss of approximately 5 customer accounts representing 40% of the business obtained in the Novaeon Asset acquisition.

Expenses

        Total Operating Expenses. Total operating expenses for the three months ended March 31,2001, were $1,167,090. Anchor purchased the assets of Novaeon in January 2001; therefore, the three months ended March 31, 2001 represent the first quarter that Anchor operated with Spectrum CA. Expenses were reduced during the quarter in response to the loss of several customer accounts.

        Employee Compensation and Benefits. Employee compensation and benefits for the three months ended March 31, 2001 were $714,211. Spectrum CA had approximately 68 employees during the first three months of 2001.

        Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended March 31, 2001 were $416,252. These expenses consist mainly of rent expense of $124,851 and corporate overhead charge from WNAH of $120,895. Spectrum CA has approximately 9 locations in the United States. Spectrum CA is charged approximately 10% of its revenue by WNAH for corporate services such as accounting, legal, human resources and IT provided by WNAH.

        Depreciation. Depreciation was $22,940 for the three months ended March 31, 2001. The expense relates to the $320,000 of equipment acquired in the Novaeon asset purchase.

        Amortization of Goodwill. Amortization of goodwill was $13,687 for the three months ended March 31, 2001 as compared to $0 for the three months ended March 31, 2000. At March 31, 2001, goodwill is comprised solely of the goodwill recorded as a result of the Novaeon purchase, and is being amortized over 10 years. Goodwill represents the excess of the cost of acquisitions over the fair value of net assets acquired of Novaeon.

        Interest Expense. Interest expense increased $19,644 or 31%, to $83,123 for the three months ended March 31, 2001 from $63,479 for the three months ended March 31, 2000. The increase was due to the issuance of the Novaeon note and the Legion loan, as well as the convertible loan facility provided by WNAH.

        Income Tax Expense. Income tax expense decreased $4,710 or 100%, to $0 for the three months ended March 31, 2001 from $4,710 for the three months ended March 31, 2000.

Results of Discontinued Operations - Three Months Ended March 31, 2001 and 2000

        The discontinued operations of WBA primarily consisted of third-party health benefits administration activities. The WBA companies engaged in designing, implementing and administering health benefit plans for small to medium sized employer groups. Administration services provided by WBA include receiving and managing employer plan contributions and/or premium payments, monitoring employee and dependent eligibility, preparing required government and tax reports, handling day-to-day administration, reviewing and analyzing claims data for coverage, and managing the claims settlement process. Due to continuing revenue losses from terminating and non-renewing accounts, management determined the WBA companies could not remain in business and service its customers beyond the first quarter of 2002 and discontinued the business in January 2002.

Revenues

        Total revenues decreased $822,651 or 33%, to $1,671,248 for the three months ended March 31, 2001 from $2,493,899 for the three months ended March 31, 2000. This decrease was attributable to declining revenue in WBA's California and Arizona offices, resulting from the closure of its Concord, California offices, and customer service deficiencies that caused a loss in business.

Loss from discontinued operations

        Loss from discontinued operations increased $334,163 or 84%, to $733,922 for the three months ended March 31, 2001 from $399,759 for the three months ended March 31, 2000. The increase in the loss for the three months ended March 31, 2001, is the result of an additional $459,887 of expenses relating to the disposal of WBA, coupled with the decrease in revenue and an offsetting decrease of operating expenses of $943,119. The operating expenses decrease is the result of reductions in salary and compensation expense from the closure of WBA's Concord, California office. In addition, WBAIS determined that certain software and associated hardware was impaired and recorded an impairment charge of $177,902 related to these assets during the three months ended March 31, 2001.

Liquidity and Capital Resources

        Anchor has a significant negative net worth and negative working capital, and is in default of the terms of substantially all of its debt. The Company will require funds in excess of those presently available to satisfy its projected working capital and debt service needs in the normal course of business over the next twelve months. The Company received periodic demand loan advances from WNAH during 2000 to support its operations. WNAH ceased its advances to Anchor in February 2001. There can be no assurance that Anchor will be able to obtain additional working capital on acceptable terms, if at all. The Company is also seeking to restructure the terms of its secured debt with its commercial bank and Legion. There can be no assurance that such debt will be restructured to provide terms sought by the Company. In the event Anchor is unable to raise additional working capital and successfully restructure its debt obligations, the Company's assets and the assets of its subsidiaries will remain subject to possible foreclosure by one or more secured creditors. If such were to occur, the Company and its subsidiaries could be forced to discontinue all operations and/or seek bankruptcy protection.

        Anchor reported net cash flows provided by operations of $452,088 for the first quarter ended March 31, 2001, compared to net cash flows used by operations of $1,175,206 for the same period in 2000. During the first quarter of 2001, Anchor collected monies on receivables acquired in the Novaeon purchase and delayed payment on accounts payable due certain vendors. During the first quarter of 2000, Anchor met its operating needs from several sources, including the use of proceeds received from the sale Series A Preferred Stock, the use of proceeds from the sale of Series E Debentures and the loan facility and advances from WNAH. These proceeds were used in part to reduce accounts payable in 2000.

        Net cash provided by operations for the three months ended March 31, 2001 was comprised primarily of the net loss of $885,015, increased by non-cash items, including depreciation of $115,073, amortization of goodwill of $13,687, a write-down of internal-use software of $177,902, and a positive net change in current assets and liabilities of $1,030,441. The change in current assets and liabilities is comprised primarily of an increase in accounts payable and accrued liabilities due to a lack of working capital and the accrual of disposal costs related to the divestiture of WBA.

        Net cash used in investing activities was $1,842,293 and $68,368 for the three months ended March 2001 and 2000, respectively. This included $1,524,469 used to acquire the assets of Novaeon and $317,824 used primarily for software development and systems implementation. The 2000 expenditures consist primarily of software development and systems implementation to update the eligibility and claims processing system.

        Net cash provided by financing activities for the three months ended March 31, 2001 was $1,802,596 primarily from the issuance of the $2,000,000 Legion Loan and operating charges and advances from the subsidiaries of WNAH of $391,313, reduced by repayments of: $409,000 in short term advances to WNAH, $49,500 on the Secured Bank Loan, $91,000 on the Convertible Loan, and $31,115 on capital lease obligations. The cash provided by financing activities for the three months ended March 31, 2000 was comprised primarily of the net proceeds of $1,982,146 received from the issuance of preferred stock to WNAH and $100,000 in proceeds from the issuance of debentures to WNAH, reduced primarily by payments on long-term liabilities of $588,116.

        Short-term borrowings, current portion of long-term debt and current portion of long-term capital lease obligations at March 31, 2001 totaled $5,282,759 in the aggregate (as compared to $3,505,572 at December 31, 2000), and primarily consisted of: (a) $650,986 due under the Secured Bank Loan; (b) $909,000 due WNAH under the convertible loan facility, (c) $819,000 of the debentures; (d) $2,000,000 due on the Legion Note; (e) $108,553 in current capital lease obligations; (f) $77,173 of other debt and (g) $718,047 of borrowings from related parties.

        At March 31, 2001, capital lease obligations and long-term debt, less the current portion discussed above, totaled $700,202 (as compared to $232,453 at December 31, 2000), and consisted of: (a) $500,000 due under the Novaeon note; and (b) $200,202 in non-current capital lease obligations.

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

        Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified based on current expectations. Consequently, future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements contained in this Quarterly Report. Statements in this Quarterly Report, particularly in the Notes to Financial Statements and
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, describe certain factors, among others, that could contribute to or cause such differences. Such forward-looking statements involve risks and uncertainties, and actual results could differ from those described herein. While the statements represent management's current judgment as to the near-term future prospects of its business, such risks and uncertainties could cause actual results to differ from the above statements. While the statements represent management's current judgment as to the near-term future prospects of its business, such risks and uncertainties could cause actual results to differ from the above statements. Factors, which could cause actual results to differ, include the following: controlling operating costs; the impact of competitive products, pricing and services; the availability of capital to finance operations and future expansion; and unanticipated regulatory changes. Other risk factors are detailed in Anchor's filings with the Securities and Exchange Commission. Anchor assumes no obligation to update forward-looking statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Anchor

        On May 15, 2002 Anchor and its majority shareholder, WNAH, settled litigation pending before the Superior Court of Contra Costa, California, Case Number COO-03258, with two of Anchor's former executive officers and its former auditing firm. The litigation arose from various actions and events occurring in 1999 and 2000. Certain bifurcated claims ordered to arbitration by the court had previously resulted in a September 2001 arbitration award against Anchor in the approximate amount of $304,000 in favor of its former chief executive officer. Under the terms of a global settlement, Anchor and WNAH jointly agreed to pay Anchor's former chief executive officer the sum of $365,000 with $240,000 of such amount being provided by their employee practices liability insurer. All causes of action plead against all corporate and individual defendants and cross-defendants were dismissed with prejudice under the settlement with no admission of fault or liability by any party.

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

        The WBA companies anticipate that trade creditors will initiate considerable additional litigation in 2002 and beyond due to the companies' significant trade debt balances. Both companies lack sufficient cash resources to satisfy these trade debts and any lawsuit filed against the companies will further adversely affect their ability to satisfy creditor claims.

Spectrum CA

        Management is not aware of any lawsuits to which Spectrum CA is currently a party or to which any property of Spectrum CA is subject which might materially adversely affect its financial condition or results of operations.

Item 2. Changes in securities and use of proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

A.   Exhibits
     10.50 Forbearance Agreement and Amendment to Promissory Note and Conditional Consent to Subsidiary Transactions
     10.51  Guaranty - Ward North America Holding, Inc.

B.   Reports on Form 8-K

None

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Anchor has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Anchor Pacific Underwriters, Inc.
                                        (Anchor)


Date:  May 30, 2002              by:   /s/ Gerard A.C. Bakker
                                     -------------------------------------------
                                                 Gerard A.C. Bakker
                                                     President
                                            (Principal Executive Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Anchor and in the capacities and on the dates indicated.

                                        ANCHOR PACIFIC UNDERWRITERS, INC.




Date:  May 30, 2002                       /s/ Gerard A.C. Bakker
       ------------------------         ----------------------------------------
                                        Gerard A.C. Bakker
                                        President and Director

Date:  May 30, 2002                       /s/ Jeffrey S. Ward
       ------------------------         ----------------------------------------
                                        Jeffrey S. Ward
                                        Chairman, Chief Executive Officer and
                                        Director

Date:  May 30, 2002                       /s/ Kevin P. Jasper
       ------------------------         ----------------------------------------
                                        Kevin P. Jasper
                                        Director and Secretary

Date:  May 30, 2002                       /s/ Russell Whitmarsh
       ------------------------         ----------------------------------------
                                        Russell Whitmarsh
                                        Director