Form 10-Q
period 2001-06-30
ANCHOR PACIFIC UNDERWRITERS INC
filed 2002-05-30
CIK 317781

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

    For the Quarter Ended June 30, 2001       Commission File Number: 0-9628
                                         or

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

                        ANCHOR PACIFIC UNDERWRITERS, INC.

                                      INDEX

Part I.        FINANCIAL INFORMATION

               Item 1.    Financial Statements:

                          Consolidated Balance Sheets June 30, 2001 and December 31, 2000                      1

                          Consolidated Statements of Operations for the three months ended June 30,
                          2001 and 2000, and for the six months ended June 30, 2001 and 2000                   2


                          Consolidated Statements of Cash Flows for the six months ended June 30,
                          2001 and 2000                                                                        3

                          Notes to Consolidated Financial Statements                                           4

               Item 2.    Management's Discussion and Analysis of Financial
                          Condition and Results of Operations                                                 12

               Item 3.    Quantitative and Qualitative Disclosures About Market Risk                          16

Part II.       OTHER INFORMATION

               Item 1.    Legal Proceedings                                                                   17

               Item 2.    Changes in Securities                                                               17

               Item 3.    Defaults Upon Senior Securities                                                     17

               Item 4.    Submission of Matters to a Vote of Security Holders                                 18

               Item 5.    Other Information                                                                   18

               Item 6.    Exhibits and Reports on Form 8-K                                                    18


PART I - FINANCIAL INFORMATION

Item 1: Financial Statements:

               Anchor Pacific Underwriters, Inc. and Subsidiaries
                           Consolidated Balance Sheets

                                                                                     June 30,       December 31,
                                                                                       2001             2000
                                                                                   ------------    --------------
                                   Assets

Current Assets:
   Cash and cash equivalents                                                       $    237,761    $            -
   Accounts receivable (less allowance for doubtful accounts of
   $7,500 in 2001 and 2000)                                                           1,423,319           407,616
   Prepaid expenses and other current assets                                             16,209            90,099
                                                                                   ------------    --------------
Total current assets                                                                  1,677,289           497,715

Property and equipment, net                                                             701,648           421,535
Intangible assets, net                                                                  520,095                 -
Other                                                                                   114,780            76,538
                                                                                   ------------    --------------

Total assets                                                                       $  3,013,812    $      995,788
                                                                                   ============    ==============


                    Liabilities and Deficiency in Assets
Current Liabilities:
   Cash overdraft                                                                  $          -    $      138,695
   Accounts payable                                                                     540,546           432,752
   Accrued expenses                                                                   1,337,964           391,643
   Accrued legal expenses                                                               435,000           435,000
   Short-term borrowings owed to related parties                                        939,966           793,394
   Current portion of long-term debt, including $3,409,000 and
       $1,500,000 in 2001 and 2000, respectively, owed to related parties             5,025,623         2,604,761
   Current portion of capital lease obligations                                         116,290           107,417
                                                                                   ------------    --------------
Total current liabilities                                                             8,395,389         4,903,662

Capital lease obligations, net of current portion                                       174,683           232,453
                                                                                   ------------    --------------

Total liabilities                                                                     8,570,072         5,136,115
                                                                                   ------------    --------------

Deficiency in Assets:
  Preferred stock - $.02 par value; 2,500,000 shares authorized; 1,853,300 shares issued and outstanding as of June 30, 2001
  and December 31, 2000                                                                  37,066            37,066
  Common stock - $.02 par value; 50,000,000 shares authorized;
  4,709,922 and 4,709,931 shares issued and outstanding as of
  June 30, 2001 and  December 31, 2000, respectively                                     94,201            94,201
  Additional paid-in capital                                                          6,158,787         6,158,787
  Accumulated deficit                                                               (11,846,314)      (10,430,381)
                                                                                   ------------    --------------
Total deficiency in assets                                                           (5,556,260)       (4,140,327)
                                                                                   ------------    --------------
Total liabilities and deficiency in assets                                         $  3,013,812    $      995,788
                                                                                   ============    ==============

 See accompanying notes

               Anchor Pacific Underwriters, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                               Three Months                     Six Months
                                                              Ended June 30,                   Ended June 30,
                                                               (Note 1, 4)                      (Note 1, 4)
                                                     -------------------------------   -------------------------------
                                                        2001                2000           2001               2000
Revenues:
    Service fees                                     $   1,256,461      $          -   $  2,355,581       $          -
                                                     -------------      ------------   ------------       ------------

Operating expenses:
    Salaries, commissions and employee
    benefits                                               844,712                 -      1,558,923                  -
    Selling, general and administrative
    expenses                                               450,177                 -        866,429                  -
    Depreciation and amortization                           23,662                 -         46,602                  -
    Amortization of goodwill and
    intangible assets                                       13,687                 -         27,374                  -
                                                     -------------      ------------   ------------       ------------
Total operating expenses                                 1,332,238                 -      2,499,328                  -
                                                     -------------      ------------   ------------       ------------
Loss from continuing operations before other
    income(expense) and income taxes                       (75,777)                -       (143,747)                 -

Other income (expense):
    Interest expense                                      (135,009)          (46,840)      (218,132)          (110,319)
    Other                                                    3,263               600          3,263              1,600
                                                     -------------      ------------   ------------       ------------
Total other expense                                       (131,746)          (46,240)      (214,869)          (108,719)
                                                     -------------      ------------   ------------       ------------

Loss from continuing operations before
    income taxes                                          (207,523)          (46,240)      (358,616)          (108,719)
Provision for income taxes                                       -             1,500              -              6,210
                                                     -------------      ------------   ------------       ------------
Loss from continuing operations                           (207,523)          (47,740)      (358,616)          (114,929)
                                                     -------------      ------------   ------------       ------------

Discontinued operations:
    Loss from operations                                  (323,395)         (505,307)      (597,430)          (905,066)
    Loss on disposal                                             -                 -       (459,887)                 -
                                                     -------------      ------------   ------------       ------------
Loss from discontinued operations                         (323,395)         (505,307)    (1,057,317)          (905,066)
                                                     -------------      ------------   ------------       ------------

Net loss                                             $    (530,918)     $   (553,047)  $ (1,415,933)      $ (1,019,995)
                                                     =============      ============   ============       ============

Net loss per share:
    From continuing operations                       $       (0.04)     $      (0.01)  $      (0.08)      $      (0.03)
    From discontinued operations                             (0.07)            (0.11)         (0.22)             (0.19)
                                                     -------------      ------------   ------------       ------------
Basic and diluted net loss per common share          $       (0.11)     $      (0.12)  $      (0.30)      $      (0.22)
                                                     =============      ============   ============       ============

Weighted average number of common
  shares outstanding                                     4,709,922         4,710,049      4,709,922          4,710,049

    See accompanying notes

               Anchor Pacific Underwriters, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                                                            Six Months
                                                                                                          Ended June 30,
                                                                                                -----------------------------------
                                                                                                      2001               2000
Operating activities:
Net loss                                                                                         $ (1,415,933)       $ (1,019,995)
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
      Depreciation                                                                                    187,326             128,533
      Amortization of goodwill                                                                         27,374              33,038
      Loss on write-down of internal-use software and  other assets from
          discontinued operations                                                                     270,259                   -
Changes in items affecting operations, net of effects of acquisition in 2001:
      Accounts receivable                                                                             (65,703)             62,461
      Prepaid expenses and other current assets                                                       280,890              (4,005)
      Other assets                                                                                    (38,242)            (12,996)
      Decrease in cash overdraft                                                                     (138,695)            (55,926)
      Accounts payable and accrued expenses                                                         1,054,115            (774,481)
                                                                                                 ------------        ------------
Net cash provided by (used in) operating activities                                                   161,391          (1,643,371)
                                                                                                 ------------        ------------

Investing activities:
Purchases of property and equipment                                                                  (475,358)           (142,955)
Cash paid for acquisitions                                                                         (1,524,469)                  -
                                                                                                 ------------        ------------
Net cash used in investing activities                                                              (1,999,827)           (142,955)
                                                                                                 ------------        ------------

Financing activities:
Preferred stock issued                                                                                      -           2,000,000
Preferred stock issuance costs                                                                              -             (36,412)
Borrowings on long-term debt                                                                        2,132,298             575,000
Repayments on long-term debt                                                                         (211,436)                  -
Repayments on short-term borrowings                                                                  (409,000)                  -
Short-term borrowings from related parties                                                            613,232                   -
Repayments on capital lease obligation and long-term liabilities                                      (48,897)           (675,644)
                                                                                                 ------------        ------------
Net cash provided by financing activities                                                           2,076,197           1,862,944
                                                                                                 ------------        ------------

Net increase in cash and cash equivalents                                                             237,761              76,618
Beginning of period                                                                                         -                   -
                                                                                                 ------------        ------------
End of period                                                                                    $    237,761        $     76,618
                                                                                                 ------------        ------------

Supplemental cash flow information:
Cash paid during the period for interest                                                         $    121,637        $    123,247
Cash paid during the period for income taxes                                                     $          -        $      6,210

Supplemental disclosure of noncash investing activities related to acquisitions:
Fair value of assets acquired                                                                    $  1,477,000
Fair value of liabilities assumed                                                                           -
Note payable                                                                                         (500,000)
Purchase price in excess of net assets acquired                                                       523,000
Fees - transaction                                                                                     24,469
                                                                                                 ------------
Cash paid for acquisitions                                                                       $  1,524,469
                                                                                                 ------------

    See accompanying notes

               Anchor Pacific Underwriters, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                                  June 30, 2001

NOTE 1 - BASIS OF PRESENTATION
------------------------------

       The accompanying consolidated balance sheet as of June 30, 2001, consolidated statements of operations for the three months ended June 30, 2001 and 2000, consolidated statements of operations for the six months ended June 30, 2001 and 2000, and consolidated statements of cash flows for the six months ended June 30, 2001 and 2000 have been prepared by Anchor Pacific Underwriters, Inc. (unless otherwise noted, "the Company," "Anchor Pacific," "Anchor," "we," "APU," "us," or "our," refers to Anchor Pacific Underwriters, Inc.) and have not been audited. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United Sates of America for interim financial information and the instructions to Form 10-Q and
Article 10 of Regulation S-X. These consolidated financial statements, in our opinion, include all adjustments necessary for a fair presentation of the consolidated financial position, results of operations, and cash flows for all periods presented. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our annual Report on Form 10-K filed for the year ended December 31, 2000, which provides further information regarding our significant accounting policies and other financial and operating information. Interim operating results are not necessarily indicative of operating results for the full year or any other future period.

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

       During 1998, 1999 and 2000, the Company has incurred substantial operating losses and has used approximately $2,783,000 of cash in its operations. At June 30, 2001, the Company had negative working capital of $6,718,100 and a deficiency in assets of $5,556,260. The Company is in violation of the terms of substantially all of its debt. Over the last year, the Company has received financing from its majority shareholder, Ward North America Holding, Inc. ("WNAH"). Management has been notified by WNAH that it does not intend to provide any further financing in support of the Company's operations. Effective January 1, 2002, the Company discontinued WBA companies' plan administration business (Note 9). The Company's consolidated financial statements have been reclassified to reflect the discontinuation of WBA's operations. Accordingly, the revenues and operating and other expenses of WBA have been reported as "Discontinued Operations."

       Management is attempting to develop a plan to restructure Anchor's debt, raise additional working capital, and continue to operate Spectrum CA, the Company's managed care subsidiary (Note 4). The assets and business of Anchor and Spectrum CA are encumbered by collateral security interests granted for loans made by Anchor's commercial bank and Legion Insurance Company ("Legion"), both of which are in default. Neither Anchor nor Spectrum CA has capital resources sufficient to cure the loan defaults and, as a result, their assets could be subjected to foreclosure by either secured lender. Anchor and Spectrum CA also owe significant sums to other unsecured creditors and lenders, including the Novaeon, Inc. bankruptcy estate and WNAH and its subsidiaries including Ward North America, Inc. ("WNA"). In the event a secured creditor of Anchor or Spectrum CA commences legal action to collect its debt or enforce its security interests or the Company suffers an adverse outcome in its pending litigation, it is foreseeable that Anchor, and/or Spectrum CA would file for Chapter 11 bankruptcy protection to preserve their assets and ongoing operations.

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

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS
-----------------------------------------

       The Financial Accounting Standards Board ("FASB") has issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments. SFAS No. 133, which is effective for the Company beginning January 1, 2001, requires that entities recognize all derivatives as either assets or liabilities on the balance sheet, and measure those instruments at fair value. The Company does not presently engage in any hedging activities to compensate for the effect of exchange rate fluctuations on the net assets or operating results of its foreign subsidiaries. The adoption of SFAS No. 133 did not have a material impact on the Company's consolidated results of operations, financial position, or cash flows.

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

        In order to finance the Novaeon acquisition and provide working capital for its new managed care service business, Anchor obtained a secured convertible loan from Legion in the amount of $2,000,000 (the "Legion Loan") due on December 31, 2001. Anchor used $1,500,000 of the Legion Loan proceeds for the required down payment. The balance of the proceeds was later transferred to Anchor to pay back part of the line of credit outstanding and short-term borrowings with WNAH. The note evidencing the Legion Loan (the "Legion Note") provided for its automatic redemption in exchange for the issuance of Anchor equity securities upon the completion by the Company of an equity offering by June 30, 2001 resulting in gross proceeds of at least $3,000,000. The repayment of the Legion Loan is secured by a security interest in favor of Legion encumbering all the Novaeon Assets pursuant to the terms of a Security Agreement between the parties dated January 12, 2001.

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

As of that date, the Pennsylvania Insurance Commissioner assumed possession and control of all Legion's assets and business to protect the interests of Legion's policyholders. Anchor is seeking to conduct negotiations with the Pennsylvania Insurance Commissioner regarding an extension of the Legion Note's maturity and the amendment of other terms

         The following table presents the unaudited pro forma results from continuing operations assuming we had acquired Novaeon at the beginning of fiscal 2001. Novaeon experienced a substantial change in business in 2000 as result of its bankruptcy, therefore the revenue and operating results from 2000 are not comparable to Spectrum CA's operating results in 2001. This information may not necessarily be indicative of our future combined results.

                                            Pro forma Results for     Pro forma Results for
                                           the Three Month Period      the Six Month Period
                                             Ended June 30, 2001       Ended June 30, 2001
                                          ------------------------   -----------------------
Revenues from continuing operations            $   1,256,461              $   2,562,581
                                               =============              =============
Net loss from continuing operations            $    (207,523)             $    (384,077)
                                               =============              =============
Basic and diluted loss per share from
continuing operations                          $       (0.04)             $       (0.08)
                                               =============              =============

NOTE 5 - TERM BANK LOAN
-----------------------

         On September 30, 1999, the Company entered into a term loan ("Secured Bank Loan")of $931,485 with a bank, combining the balances owing on an existing term loan and a $250,000 bank loan. The basic terms of this Secured Bank Loan are (a) monthly interest payments equal to bank's prime rate, plus 2.5% (b) a maturity date of October 7, 2002 and (c) monthly principal payments in installments of $16,500 which began on November 7, 1999. The Secured Bank Loan is secured by certain receivables, property and equipment, and other assets. The loan agreement with the bank contains certain restrictive covenants that, among other things, require Anchor to maintain certain levels of net worth and cash flow (as defined), and prohibits the payment of dividends. Anchor was not in compliance with these covenants at June 30, 2001. All amounts have been classified as current liabilities. The total amount due as of June 30, 2001 was $601,486.

         The balance of the Secured Bank Loan was subsequently reduced to $377,986 as of March 31, 2002 through additional principal payments required by Comerica Bank ("the Bank") as consideration under that certain Forbearance Agreement and Amendment to Promissory Note and Conditional Consent to Subsidiary Transactions dated January 2, 2002 executed between Anchor and the Bank (the "Forbearance Agreement"). The Forbearance Agreement amended the repayment terms of the Secured Bank Loan making it payable in monthly amortized installments of principal in the amount of $20,000, plus applicable interest for that month, with a balloon payment of $257,986 due on October 5, 2002. The Forbearance Agreement also evidenced the Bank's forbearance of Anchor's financial covenant defaults under the Secured Bank Loan until January 31, 2002 and the Bank's consent to the cessation and wind down of WBAIS's business. As a condition of its forbearance, the Bank sought and obtained the execution and delivery of an Unconditional Guaranty of the Secured Bank Loan by WNAH. The repayment of the Secured Bank Loan is further secured by a blanket security interest in favor of the Bank encumbering the assets of Anchor and its subsidiaries.

NOTE 6 - CONVERTIBLE DEBENTURES
-------------------------------

Series B Convertible Debentures
         During 1998, Anchor raised $215,000 from five members of the Board of Directors and other qualified investors by offering 10% Convertible Subordinated Debentures Series B (the "Series B Debentures"). The basic terms of the Series B Debentures were (a) 10% interest, payable semi-annually in arrears (b) two year maturity (c) conversion price of $0.50 per share (d) "Piggyback" registration rights for three years (e) for each $5,000 of Series B Debentures acquired, an investor received a five-year warrant to acquire 2,000 shares of Anchor common stock at an exercise price of $0.50 per share (f) subordination provisions that subordinate the Series B Debentures to Anchor's "Senior Debt" (as defined in the Series B Debentures). In early 1999, Anchor raised an additional $50,000 and redeemed one debenture for $15,000. On March 15, 2000, Anchor redeemed $130,000 of the Series B Debentures. In late 2000, Anchor redeemed $45,000 of the outstanding Series B Debentures. At June 30, 2001, Anchor was in default on the outstanding balance of $75,000 in Series B debentures, which has been classified as current in the accompanying balance sheet as of June 30, 2001.

Series D Convertible Debentures
     During 1999, Anchor raised $244,000 from other qualified investors by offering 10% Convertible Subordinated Debentures, Series D (the "Series D Debentures"). The basic terms of the Series D Debentures were (a) 10% interest, payable semi-annually in arrears (b) two year maturity (c) conversion price of $0.50 per share (d) "Piggyback" registration rights for three years (e) for each $5,000 of Series D Debentures acquired, an investor received a five year warrant to acquire 3,000 shares of Anchor common stock at an exercise price of $0.50 per share and (f) subordination provisions that subordinates the Series D Debentures to Anchor's "Senior Debt" (as defined). At June 30, 2001, Anchor was in default on the entire $244,000 in Series D Debentures, which have been classified as current in the accompanying balance sheet as of June 30, 2001.

Series E Convertible Debentures
     In late 1999, Anchor raised $400,000 from WNAH by offering 10% Convertible Subordinated Debentures, Series E (the "Series E Debentures"). The basic terms of the Series E Debentures were (a) 10% interest, payable semi-annually in arrears (b) two year maturity (c) conversion price of $0.50 per share (d) "Piggyback" registration rights for three years (e) for each $5,000 of Series E Debentures acquired, WNAH received a five year warrant to acquire 3,000 shares of Anchor common stock at an exercise price of $0.50 per share and (f) subordination provisions that subordinates the Series E Debentures to Anchor's "Senior Debt" (as defined). The Series E Debentures are superior to all other debentures of the Company, including without limitation those Series B and D debentures, and shall constitute "Senior Debt" for purposes of those debentures. During 2000, Anchor raised an additional $100,000 from WNAH through the Series E offering, subject to the terms and provisions described above, bringing the total outstanding Series E debentures to $500,000. At June 30, 2001, Anchor was in default on the entire $500,000 in Series E Debentures, which have been classified as current in the accompanying balance sheet as of June 30, 2001.

NOTE 7- CONVERTIBLE LOAN FACILITY
---------------------------------

     A $1,000,000 convertible loan facility (the "Convertible Loan") was made available immediately following the closing of the purchase of the Series A Preferred shares by WNAH. The Convertible Loan is convertible, at WNAH's option, into Series A Preferred shares, which are further convertible into a number of shares of common stock. These shares of common stock, when added to the shares of common stock issued or issuable pursuant to the Series E Debentures (not including the warrants accompanying the Series E Debentures) and other shares of Series A Preferred issued to WNAH, would constitute 73.5% of Anchor's common stock on a fully-diluted basis following such conversion, assuming the maximum amount of $1,000,000 was borrowed and converted by Anchor pursuant to the Convertible Loan. During the second quarter of 2001, Anchor borrowed an additional $90,000 on the convertible loan facility to WNAH. As of June 30, 2001, Anchor was in default on the balance of $999,000, which has been classified as current in the accompanying balance sheet as of June 30, 2001.

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

     The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted loss per share:


                                                        Three Month Period June 30,        Six Month Period Ended June 30,
                                                      --------------------------------   ---------------------------------
                                                                 (unaudited)                          (unaudited)
                                                      --------------------------------   ---------------------------------
                                                            2001              2000              2000              2000
                                                      --------------------------------   ---------------------------------
Loss from continuing operations                       $      (207,523)   $     (47,740)  $      (358,616)   $     (114,929)
Loss from discontinued operations                            (323,395)        (505,307)       (1,057,317)         (905,066)
                                                      ---------------    -------------   ---------------    --------------

Net loss                                              $      (530,918)   $    (553,047)  $    (1,415,933)   $   (1,019,995)
                                                      ===============    =============   ===============    ==============

Basic and Diluted loss from continuing operations
per share                                             $         (0.04)   $       (0.01)  $         (0.08)   $        (0.03)
Basic and diluted loss from discontinued operations
per share                                                       (0.07)           (0.11)            (0.22)            (0.19)
                                                      ---------------    -------------   ---------------    --------------
Basic and diluted  net loss per share                 $         (0.11)   $       (0.12)  $         (0.30)   $        (0.22)
                                                      ===============    =============   ===============    ==============

Weighted-average number of shares outstanding:              4,709,922        4,710,049         4,709,922         4,710,049
                                                      ===============    =============   ===============    ==============


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

     The Commission Arrangement provides for WBAIS and its affiliates to introduce benefit plan administration customers to LBW for a ten -year period commencing on January 1, 2002. In exchange for the referrals and the prospect of ongoing referrals, LBW agreed to pay WBA: (a) monthly "Base Revenue Commissions" equal to 4% of LBW's "Base Gross Revenue" during 2002 - 2003 and 6% of LBW's Base Gross Revenue during 2004 - 2011; and (b) quarterly "Business Development Consideration" in the amount of 10% of LBW's "Gross Revenue" derived from "Referred Customers" during 2002 - 2011. "Gross Revenue" under the Commission Arrangement means commissions and administration fees earned by LBW on a cash basis less brokerage fees and commissions payable to other brokers, refunds, rebates, credits, etc. "Base Gross Revenue" is defined as "Gross Revenue" less "Gross Revenue" derived by LBW from "Referred Customers". "Referred Customers" are defined as LBW customers that were not previously customers of WBAIS and that become customers of LBW after January 1, 2002 through the direct or indirect referral of WBAIS or an affiliate.

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

     In 2002, the WBAIS plans to make a general assignment of assets for the benefit of creditors to facilitate a workout of debt under an arrangement that is similar to bankruptcy liquidation. The assignee under such an assignment is granted rights under state law similar to those of a federal bankruptcy trustee, including the right to take possession of a debtor's assets, recover avoidable transfers of property for the benefit of all creditors, pursue and compromise claims on behalf of the debtor, and administer the equitable distribution of the debtor's assets among its creditors.

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

     For the three and six months ended June 30, 2001 and 2000, respectively, the following is summarized financial information for the discontinued operations:

                                                Three Month Period Ended June 30,      Six Month Period Ended June 30,
                                             ------------------------------------    ---------------------------------
                                                   2001                2000               2001               2000
                                             ----------------    ----------------    --------------    ---------------
Service revenues                             $      1,375,911    $      2,243,111    $    3,047,159    $     4,737,010
                                             ================    ================    ==============    ===============

Loss from operations of discontinued
business                                     $       (323,395)   $       (505,307)   $     (597,430)   $      (905,066)
Loss on disposal of discontinued
operations during phase-out period                          -                   -          (459,887)                 -
                                             ----------------    ----------------    --------------    ---------------

Loss from discontinued operations (after
applicable income taxes of $0 and $0)        $       (323,395)   $       (505,307)   $   (1,057,317)   $      (905,066)
                                             ================    ================    ==============    ===============

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

         Legion is the holder of Anchor Pacific's $2 million secured convertible loan. Spectrum CA performs managed care services for Legion. Legion represented 21% of the Company's service revenue in the year ended 2001. The Company had an accounts receivable balance due from Legion programs of approximately $34,000 at June 30, 2001 and $157,000 at December 31, 2001. Management is uncertain as to the effect of Legion's voluntary rehabilitation on its business.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Background
        Anchor's financial condition continued to deteriorate during 2001. The Company reported a deficiency of assets of $5,556,260 and negative working capital of $6,718,100 as of June 30, 2001. Ongoing operating losses and inadequate working capital led to the wind down and closure of the WBA companies' benefits plan administration business operations by January 2002. As a result of discontinuing WBA's operations, the results of operations of WBA have been segregated in the Consolidated Statement of Operations as discontinued operations and previously reported financial statements have been restated. Without the business of WBA, Anchor did not have continuing operations in 2000.

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

Results of Continuing Operations - Three Months Ended June 30, 2001 and 2000

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

Revenues

         Total Revenues. Total revenues for the three months ended June 30, 2001 were $1,256,461. The revenue decreased slightly from the pro forma revenue from the three months ended March 31, 2001 of $1,306,120. The decrease is due to the loss of approximately 5 customer accounts representing 40% of the business obtained in the Novaeon Asset acquisition. Spectrum CA received run-off revenues for most of the second quarter with the decrease in revenue occurring towards the end of the period.

Expenses

         Total Operating Expenses. Total operating expenses for the three months ended June 30, 2001 were $1,332,238. The expenses consisted mainly of employee compensation and benefits of $844,712, rent expense of $186,587 and corporate overhead charges of $109,306. Total operating expenses increased $165,148 from the three-month period ended March 31, 2001 due to the first quarter being a shorter accounting period for Spectrum CA that began business in mid-January.

         Employee Compensation and Benefits. Employee compensation and benefits for the three months ended June 30, 2001 were $844,712. Spectrum CA had an average of 60 employees during this period.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses were $450,177 for the three months ended June 30, 2001. These expenses consist mainly of rent expense of $186,587 and corporate overhead charge from WNAH of $109,306. Spectrum CA has approximately 9 locations in the United States. Spectrum CA incurred additional rent expense costs for closures of offices previously occupied by Novaeon. Spectrum CA is charged approximately 10% of its revenue by WNAH for corporate services such as accounting, legal, human resources and IT provided by WNAH.

         Depreciation. Depreciation was $23,662 for the three months ended June 30, 2001. The expense relates to the $320,000 of equipment acquired in the Novaeon asset purchase.

         Amortization of Goodwill. Amortization of goodwill was $13,687 for the three months ended June 30, 2001. At June 30, 2001, goodwill is comprised solely of the goodwill recorded as a result of the Novaeon purchase, and is being amortized over 10 years. Goodwill represents the excess of the cost of acquisitions over the fair value of net assets acquired of Novaeon.

         Interest Expense. Interest expense increased $88,169 or 188%, to $135,009 for the three months ended June 30, 2001 from $46,840 for the three months ended June 30, 2000. The increase was due to the issuance of the Novaeon note and the Legion loan as well as the convertible loan facility provided by WNAH.

         Income Tax Expense. Income tax expense decreased $1,500 or 100%, to $0 for the three months ended June 30, 2001 from $1,500 for the three months ended June 30, 2000.

Results of Continuing Operations - Six Months Ended June 30, 2001 and 2000

Revenues

         Total Revenues. Total revenues were $2,355,581 for the six months ended June 30, 2001. The revenues were generated mainly from customers obtained in the Novaeon Asset acquisition. Spectrum CA lost several accounts during the first six months and experienced a revenue decrease in the period.

Expenses

         Total Operating Expenses. Total operating expenses were $2,499,328 for the six months ended June 30, 2001. The expenses consisted mainly of employee compensation and benefits, rent expense and corporate overhead charges.

         Employee Compensation and Benefits. Employee compensation and benefits were $1,558,923 for the six months ended June 30, 2001. Spectrum CA had an average of 64 employees during this period.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses were $866,429 for the six months ended June 30, 2001. These expenses consist mainly of rent expense of $311,438 and corporate overhead charge from WNAH of $230,201. Spectrum CA has approximately 9 locations in the United States. Spectrum CA is charged approximately 10% of its revenue by WNAH for corporate services such as accounting, legal, human resources and IT provided by WNAH.

         Depreciation. Depreciation was $46,602 for the six months ended June 30, 2001. The expense relates to the $320,000 of equipment acquired in the Novaeon asset purchase.

         Amortization of Goodwill. Amortization of goodwill was $27,374 for the six months ended June 30, 2001. Goodwill is comprised solely of the goodwill recorded as a result of the Novaeon purchase, and is being amortized over 10 years. Goodwill represents the excess of the cost of acquisitions over the fair value of net assets acquired of Novaeon.

         Interest Expense. Interest expense increased $107,813 or 98%, to $218,132 for the six months ended June 30, 2001 from $110,319 for the six months ended June 30, 2000. The increase was due to the issuance of additional debentures, the convertible loan facility, the Novaeon note and the Legion loan.

         Income Tax Expense. Income tax expense decreased $6,210 or 100%, to $0 for the six months ended June 30, 2001 from $6,210 for the six months ended June 30, 2000.

Results of Discontinued Operations - Three Months Ended June 30, 2001 and 2000

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

Revenues

         Total revenues decreased $867,200 or 39%, to $1,375,911 for the three months ended June 30, 2001 from $2,243,111 for the three months ended June 30, 2000. This decrease was attributable to declining revenue in WBA's California and Arizona offices, resulting from the closure of its Concord, California offices, and customer service deficiencies that caused a loss in business.

Loss from discontinued operations

         Loss from discontinued operations decreased $181,912 or 36%, to $323,395 for the three months ended June 30, 2001 from $505,307 for the three months ended June 30, 2000. This decrease is comprised of the decrease in revenue described above, offset by a larger decrease in operating expenses of $1,053,707, made up mainly of a decrease in salary and compensation costs due to the closure of WBA's Concord, California office.

Results of Discontinued Operations - Six Months Ended June 30, 2001 and 2000

Revenues

         Total revenues decreased $1,689,851 or 36%, to $3,047,159 for the six months ended June 30, 2001 from $4,737,010 for the six months ended June 30, 2000. This decrease was attributable to declining revenue in WBA's California and Arizona offices, resulting from the closure of its Concord, California offices, and customer services deficiencies that caused a loss in business.

Loss from discontinued operations

         Loss from discontinued operations increased $152,251 or 17%, to $1,057,317 for the six months ended June 30, 2001 from $905,066 for the six months ended June 30, 2000. The increase in the loss for the six months ended June 30, 2001, is the result of an additional $459,887 of expenses relating to the disposal of WBA, coupled with the decrease in revenue and an offsetting decrease of operating expenses of $1,996,826. The operating expenses decrease is the result of reductions in salary and compensation expense from the closure of WBA's Concord, California office. In addition, WBAIS determined that certain software and associated hardware was impaired and recorded an impairment charge of $270,259 related to these assets during the six months ended June 30, 2001.

Liquidity and Capital Resources

         Anchor has a significant negative net worth and negative working capital, and is in default of the terms of substantially all of its debt. The Company will require funds in excess of those presently available to satisfy its projected working capital and debt service needs in the normal course of business over the next twelve months. The Company received periodic demand loan advances from WNAH during 2000 to support its operations. WNAH ceased its advances to Anchor in February 2001. There can be no assurance that Anchor will be able to obtain additional working capital from on acceptable terms, if at all. The Company is also seeking to restructure the terms of its secured debt with its commercial bank and Legion. There can be no assurance that such debt will be restructured to provide terms sought by the Company. In the event Anchor is unable to raise additional working capital and successfully restructure its debt obligations, the Company's assets and the assets of its subsidiaries will remain subject to possible foreclosure by one or more secured creditors. If such were to occur, the Company and its subsidiaries could be forced to discontinue all operations and/or seek bankruptcy protection.

         Anchor reported net cash flows provided by operations of $161,391 for the six months ended June 30, 2001, compared to net cash flows used by operations of $1,643,371 for the same period in 2000. During the first six months of 2001, Anchor incurred a net loss of $1,415,933 coupled with an increase in accounts payable and accrued expenses of $1,054,115 as a result of delayed payment on accounts payable due to a lack of working capital and the accrual of disposal costs related to the divestiture of WBA. During the first six months of 2000, Anchor met its operating needs from several sources, including the use of proceeds received from the sale Series A Preferred Stock, the use of proceeds from the sale of Series E Debentures and the loan facility and advances from WNAH. These proceeds were used in part to reduce accounts payable in 2000.

         Net cash used in investing activities was $1,999,827 and $142,955 for the six months ended June 30, 2001 and 2000, respectively. This included $1,524,469 used to acquire the assets of Novaeon and $475,358, used primarily for software development and systems implementation. The 2000 expenditures consist primarily of software development and systems implementation to update the eligibility and claims processing system.

         Net cash provided by financing activities for the six months ended June 30, 2001 was $2,076,197 primarily from the issuance of the $2,000,000 Legion Loan, $613,232 from operating charges and advances from the subsidiaries of WNAH, $90,000 from the Convertible Loan, $42,298 from increases in other debt, reduced by repayments of: $409,000 in short-term advances to WNAH, $99,000 on the Secured Bank Loan, $91,000 on the Convertible Loan, $21,436 on other debt and $48,897 on capital lease obligations. The cash provided by financing activities for the six months ended June 30, 2000 was comprised primarily of the net proceeds of $1,963,588 received from the issuance of preferred stock to WNAH and $575,000 received from the issuance of convertible debentures reduced primarily by payments on long-term liabilities and capital leases of $675,644.

         Short-term borrowings, current portion of long-term debt and current portion of capital lease obligations at

June 30, 2001 totaled $6,081,879 in the aggregate (as compared to $3,505,572 at December 31, 2000), and primarily consisted of: (a) $601,486 due under the term bank loan; (b) $999,000 due WNAH under the convertible loan facility, (c) $819,000 of the debentures; (d) $2,000,000 due on the Legion note; (e) $500,000 due on the Novaeon note; (f) $116,290 in current capital lease obligations; (g) $106,137 of other debt and (i) $939,966 of borrowings from related parties.

         At June 30, 2001, the long-term portion of capital lease obligations totaled $174,683, as compared to $232,453 at December 31, 2000.

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

                                        Anchor Pacific Underwriters, Inc.
                                        (Anchor)

Date: May 30, 2002             By:         /s/ Gerard A.C. Bakker
                                  ----------------------------------------------
                                              Gerard A.C. Bakker
                                                     President
                                            (Principal Executive Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Anchor and in the capacities and on the dates indicated.

                                  ANCHOR PACIFIC UNDERWRITERS, INC.



Date:   May 30, 2002                /s/ Gerard A.C. Bakker
        ---------------------     ----------------------------------------------
                                  Gerard A.C. Bakker
                                  President and Director

Date:   May 30, 2002                /s/ Jeffrey S. Ward
        --------------------      ----------------------------------------------
                                  Jeffrey S. Ward
                                  Chairman, Chief Executive Officer and Director

Date:   May 30, 2002                /s/ Kevin P. Jasper
        --------------------      ----------------------------------------------
                                  Kevin P. Jasper
                                  Director and Secretary

Date:   May 30, 2002                /s/ Russell Whitmarsh
        --------------------      ----------------------------------------------
                                  Russell Whitmarsh
                                  Director