Form 10-Q
period 2001-09-30
ANCHOR PACIFIC UNDERWRITERS INC
filed 2002-05-30
CIK 317781

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

    For the Quarter Ended September 30, 2001      Commission File Number: 0-9628
                                              or

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

                          Common stock, $.02 par value

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [ X ] No

    As of April 30, 2002, the Registrant had 4,709,904 shares of common stock and 1,853,300 shares of preferred stock outstanding.

                     This document is comprised of 19 pages

================================================================================

                        ANCHOR PACIFIC UNDERWRITERS, INC.

                                      INDEX

Part I.   FINANCIAL INFORMATION

          Item 1.   Financial Statements:

                    Consolidated Balance Sheets, September 30, 2001 and December 31, 2000        1

                    Consolidated Statements of Operations for the
                    three months ended September 30, 2001 and 2000,
                    and for the nine months ended September 30, 2001
                    and 2000                                                                     2

                    Consolidated Statements of Cash Flows for the nine months ended
                    September 30, 2001 and 2000                                                  3

                    Notes to Consolidated Financial Statements                                   4

          Item 2.   Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                                         12

          Item 3.   Quantitative and Qualitative Disclosures About Market Risk                  16

Part II.  OTHER INFORMATION

          Item 1.   Legal Proceedings                                                           17

          Item 2.   Changes in Securities                                                       17

          Item 3.   Defaults Upon Senior Securities                                             17

          Item 4.   Submission of Matters to a Vote of Security Holders                         18

          Item 5.   Other Information                                                           18

          Item 6.   Exhibits and Reports on Form 8-K                                            18

PART I - FINANCIAL INFORMATION

Item 1: Financial Statements:

               Anchor Pacific Underwriters, Inc. and Subsidiaries
                           Consolidated Balance Sheets

                                                                                    September 30,      December 31,
                                                                                        2001               2000
                                                                                   --------------     --------------
                                   Assets
Current Assets:
   Cash and cash equivalents                                                       $     247,913      $           -
   Accounts receivable (less allowance for doubtful accounts of $7,500 in 2001
   and 2000)                                                                             949,241            407,616
   Prepaid expenses and other current assets                                              31,968             90,099
                                                                                   --------------     --------------
Total current assets                                                                   1,229,122            497,715

Property and equipment, net                                                              650,839            421,535
Intangible assets, net                                                                   506,408                  -
Other                                                                                    112,651             76,538
                                                                                   --------------     --------------

Total assets                                                                       $   2,499,020      $     995,788
                                                                                   ==============     ==============


                    Liabilities and Deficiency in Assets
Current Liabilities:
   Cash overdraft                                                                  $           -      $     138,695
   Accounts payable                                                                      709,708            432,752
   Accrued expenses                                                                    1,235,979            391,643
   Accrued legal expenses                                                                435,000            435,000
   Short-term borrowings owed to related parties                                         920,465            793,394
   Current portion of long-term debt, including $3,409,000 and $1,500,000 in
      2001 and 2000, respectively, owed to related parties                             5,031,255          2,604,761
   Current portion of capital lease obligations                                          116,347            107,417
                                                                                   --------------     --------------
Total current liabilities                                                              8,448,754          4,903,662

Capital lease obligations, net of current portion                                        161,138            232,453
                                                                                   --------------     --------------

Total liabilities                                                                      8,609,892          5,136,115
                                                                                   --------------     --------------

Deficiency in Assets:
  Preferred stock - $.02 par value; 2,500,000 shares authorized; 1,853,300
  shares issued and outstanding as of September 30, 2001 and December 31, 2000            37,066             37,066
  Common stock - $.02 par value; 50,000,000 shares authorized; 4,709,922 and
  4,709,931 shares issued and outstanding as of September 30, 2001 and December
  31, 2000, respectively                                                                  94,201             94,201
  Additional paid-in capital                                                           6,158,787          6,158,787
  Accumulated deficit                                                                (12,400,926)       (10,430,381)
                                                                                   --------------     --------------
Total deficiency in assets                                                            (6,110,872)        (4,140,327)
                                                                                   ==============     ==============
Total liabilities and deficiency in assets                                         $   2,499,020      $     995,788
                                                                                   ==============     ==============

       See accompanying notes

               Anchor Pacific Underwriters, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                Three Months                      Nine Months
                                                             Ended September 30,               Ended September 30,
                                                     -------------------------------     ------------------------------
                                                         2001              2000              2001             2000
Revenues:
   Service fees                                      $   1,048,482     $          -      $  3,404,063     $          -
                                                     --------------    -------------     -------------    -------------

Operating expenses:
    Salaries, commissions and employee benefits            540,638                -         2,099,561                -
    Selling, general and administrative expenses           459,004                -         1,325,433                -
    Depreciation and amortization                           24,598                -            71,200                -
    Amortization of goodwill and intangible assets          13,687                -            41,061                -
                                                     --------------    -------------     -------------    -------------
Total operating expenses                                 1,037,927                -         3,537,255                -
                                                     --------------    -------------     -------------    -------------
Income (loss) from continuing operations
    before other income(expense) and income taxes           10,555                -          (133,192)               -

Other income (expense):
    Interest expense                                      (104,634)         (68,179)         (322,766)        (178,498)
    Other                                                        -              119             3,263            1,719
                                                     --------------    -------------     -------------    -------------
Total other expense                                       (104,634)         (68,060)         (319,503)        (176,779)
                                                     --------------    -------------     -------------    -------------

Loss from continuing operations before income taxes        (94,079)         (68,060)         (452,695)        (176,779)
Provision for income taxes                                       -            1,500                 -            7,710
                                                     --------------    -------------     -------------    -------------
Loss from continuing operations                      $     (94,079)    $    (69,560)     $   (452,695)    $   (184,489)
                                                     --------------    -------------     -------------    -------------

Discontinued operations:
    Loss from operations                                  (460,533)        (333,814)       (1,057,963)      (1,238,880)
    Loss on disposal                                             -                -          (459,887)               -
                                                     --------------    -------------     -------------    -------------
Loss from discontinued operations                         (460,533)        (333,814)       (1,517,850)      (1,238,880)
                                                     --------------    -------------     -------------    -------------

Net loss                                             $    (554,612)    $   (403,374)     $ (1,970,545)    $ (1,423,369)
                                                     ==============    =============     =============    =============

Net loss per share:
     From continuing operations                      $       (0.02)    $      (0.02)     $      (0.10)    $      (0.04)
     From discontinued operations                            (0.10)           (0.07)            (0.32)           (0.26)
                                                     --------------    -------------     -------------    -------------
Basic and diluted net loss per common share          $       (0.12)    $      (0.09)     $      (0.42)    $      (0.30)
                                                     ==============    =============     =============    =============

Weighted average number of common shares
     outstanding                                         4,709,922        4,710,042         4,709,922        4,710,042

      See accompanying notes

               Anchor Pacific Underwriters, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                                             Nine Months
                                                                                         Ended September 30,
                                                                                  --------------------------------
                                                                                      2001               2000
Operating activities:
Net loss                                                                          $  (1,970,545)    $  (1,423,369)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
      Depreciation                                                                      246,887           184,312
      Amortization of goodwill                                                           41,061            49,532
      Loss on write-down of internal-use software and other assets from
          discontinued operations                                                       285,842                 -
Changes in items affecting operations, net of effects of acquisition in 2001
      Accounts receivable                                                               408,375           162,040
      Prepaid expenses and other current assets                                         265,131            86,772
      Other assets                                                                      (36,113)          (12,997)
      Decrease in cash overdraft                                                       (138,695)          (55,926)
      Accounts payable and accrued expenses                                           1,121,292          (641,598)
                                                                                  --------------    --------------
Net cash provided by (used in) operating activities                                     223,235        (1,651,234)
                                                                                  --------------    --------------

Investing activities:
Purchases of property and equipment                                                    (499,693)         (273,463)
Cash paid for acquisitions                                                           (1,524,469)                -
                                                                                  --------------    --------------
Net cash used in investing activities                                                (2,024,162)         (273,463)
                                                                                  --------------    --------------

Financing activities:
Preferred stock issued                                                                        -         2,000,000
Preferred stock issuance costs                                                                -           (36,412)
Borrowings on long-term debt                                                          2,226,139           770,000
Repayments on long-term debt                                                           (299,645)                -
Repayments on short-term borrowings to related parties                                 (409,000)                -
Borrowings on short-term borrowings with related parties                                593,731                 -
Repayments on long-term liabilities and capital lease obligations                       (62,385)         (771,591)
                                                                                  --------------    --------------
Net cash provided by financing activities                                             2,048,840         1,961,997
                                                                                  --------------    --------------

Net increase in cash and cash equivalents:                                              247,913            37,300
Beginning of period                                                                           -                 -
                                                                                  --------------    --------------
End of period                                                                     $     247,913     $      37,300
                                                                                  ==============    ==============

Supplemental cash flow information:
Cash paid during the period for interest                                          $     185,370     $     165,139
Cash paid during the period for income taxes                                      $           -     $       6,210

Supplemental disclosure of noncash investing
    activities related to acquisitions:
Fair value of assets acquired                                                     $   1,477,000
Fair value of liabilities assumed                                                             -
Note payable                                                                           (500,000)
Purchase price in excess of net assets acquired                                         523,000
Fees - transaction                                                                       24,469
                                                                                  --------------
Cash paid for acquisitions                                                        $   1,524,469
                                                                                  ==============

   See accompanying notes

               ANCHOR PACIFIC UNDERWRITERS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                               September 30, 2001

NOTE 1 - BASIS OF PRESENTATION
------------------------------

     The accompanying consolidated balance sheet as of September 30, 2001, consolidated statements of operations for the three months ended September 30, 2001 and 2000, consolidated statements of operations for the nine months ended September 30, 2001 and 2000, and consolidated statements of cash flows for the nine months ended September 30, 2001 and 2000 have been prepared by Anchor Pacific Underwriters, Inc. (unless otherwise noted, "the Company," "Anchor Pacific," "Anchor," "we," "APU," "us," or "our," refers to Anchor Pacific Underwriters, Inc.) and have not been audited. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United Sates of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. These consolidated financial statements, in our opinion, include all adjustments necessary for a fair presentation of the consolidated financial position, results of operations, and cash flows for all periods presented. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our annual Report on Form 10-K filed for the year ended December 31, 2000, which provides further information regarding our significant accounting policies and other financial and operating information. Interim operating results are not necessarily indicative of operating results for the full year or any other future period.

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

     During 1998, 1999 and 2000, the Company has incurred substantial operating losses and has used approximately $2,783,000 of cash in its operations. At September 30, 2001, the Company had negative working capital of $7,219,632 and a deficiency in assets of $6,110,872. The Company is in violation of the terms of substantially all of its debt. Over the last year, the Company has received financing from its majority shareholder, Ward North America Holding, Inc. ("WNAH"). Management has been notified by WNAH that it does not intend to provide any further financing in support of the Company's operations. Effective January 1, 2002, the Company discontinued the WBA companies' plan administration business (Note 9). The Company's consolidated financial statements have been reclassified to reflect the discontinuation of WBA's operations. Accordingly, the revenues and operating and other expenses of WBA have been reported as "Discontinued Operations."

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

NOTE 2 - REVENUE RECOGNITION
----------------------------

Continuing Operations

     Revenue from continuing operations consists of service fees for managed care services performed by Spectrum CA telephonic medical case management and field medical case management. Such services are performed under various fee arrangements, including flat fees for specified procedures and on an hourly fee basis. Fee income is recognized when services are rendered.

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

     The following table presents the unaudited pro forma results from continuing operations assuming we had acquired Novaeon at the beginning of fiscal 2001. Novaeon experienced a substantial change in business in 2000 as result of its bankruptcy; therefore, the revenue and operating results from 2000 are not comparable to Spectrum CA's operating results in 2001. This information may not necessarily be indicative of our future combined results.

                                            Pro forma Results    Pro forma Results for
                                           for the Three Month      the Nine Month
                                               Period Ended          Period Ended
                                            September 30, 2001    September 30, 2001
                                                   2001                  2001
                                           -------------------   ---------------------
Revenues from continuing operations             $1,048,482           $ 3,611,063
                                           ===================   =====================
Loss from continuing operations                 $  (94,079)          $  (478,156)
                                           ===================   =====================
Basic and diluted loss per share from
continuing operations                           $    (0.02)          $     (0.10)
                                           ===================   =====================

NOTE 5 - TERM BANK LOAN
-----------------------

     On September 30, 1999, the Company entered into a term loan ("Secured Bank Loan") of $931,485 with a bank, combining the balances owing on an existing term loan and a $250,000 bank loan. The basic terms of the Secured Bank Loan are (a) monthly interest payments equal to bank's prime rate, plus 2.5% (b) a maturity date of October 7, 2002 and (c) monthly principal payments in installments of $16,500 which began on November 7, 1999. The Secured Bank Loan is secured by certain receivables, property and equipment, and other assets. The loan agreement with the bank contains certain restrictive covenants that, among other things, require Anchor to maintain certain levels of net worth and cash flow (as defined), and prohibits the payment of dividends. Anchor was not in compliance with these covenants at September 30, 2001. All amounts have been classified as current liabilities. The total amount due as of September 30, 2001 was $551,986.

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

NOTE 6 -CONVERTIBLE DEBENTURES
------------------------------

Series B Convertible Debentures

     During 1998, Anchor raised $215,000 from five members of the Board of Directors and other qualified investors by offering 10% Convertible Subordinated Debentures Series B (the "Series B Debentures"). The basic terms of the Series B Debentures were (a) 10% interest, payable semi-annually in arrears (b) two year maturity (c) conversion price of $0.50 per share (d) "Piggyback" registration rights for three years (e) for each $5,000 of Series B Debentures acquired, an investor received a five-year warrant to acquire 2,000 shares of Anchor common stock at an exercise price of $0.50 per share (f) subordination provisions that subordinate the Series B Debentures to Anchor's "Senior Debt" (as defined in the Series B Debentures). In early 1999, Anchor raised an additional $50,000 and redeemed one debenture for $15,000. On March 15, 2000, Anchor redeemed $130,000 of the Series B Debentures. In late 2000, Anchor redeemed $45,000 of the outstanding Series B Debentures. At September 30, 2001, Anchor was in default on the outstanding balance of $75,000 in Series B debentures, which has been classified as current in the accompanying balance sheet as of September 30, 2001.

Series D Convertible Debentures

     During 1999, Anchor raised $244,000 from other qualified investors by offering 10% Convertible Subordinated Debentures, Series D (the "Series D Debentures"). The basic terms of the Series D Debentures were (a) 10% interest, payable semi-annually in arrears (b) two year maturity (c) conversion price of $0.50 per share (d) "Piggyback" registration rights for three years (e) for each $5,000 of Series D Debentures acquired, an investor received a five year warrant to acquire 3,000 shares of Anchor common stock at an exercise price of $0.50 per share and (f) subordination provisions that subordinates the Series D Debentures to Anchor's "Senior Debt" (as defined). At September 30, 2001, Anchor was in default on the entire $244,000 in Series D Debentures, which have been classified as current in the accompanying balance sheet as of September 30, 2001.

Series E Convertible Debentures

     In late 1999, Anchor raised $400,000 from WNAH by offering 10% Convertible Subordinated Debentures, Series E (the "Series E Debentures"). The basic terms of the Series E Debentures were (a) 10% interest, payable semi-annually in arrears (b) two year maturity (c) conversion price of $0.50 per share (d) "Piggyback" registration rights for three years (e) for each $5,000 of Series E Debentures acquired, WNAH received a five year warrant to acquire 3,000 shares of Anchor common stock at an exercise price of $0.50 per share and (f) subordination provisions that subordinates the Series E Debentures to Anchor's "Senior Debt" (as defined). The Series E Debentures are superior to all other debentures of the Company, including without limitation those Series B and D debentures, and shall constitute "Senior Debt" for purposes of those debentures. During 2000, Anchor raised an additional $100,000 from WNAH through the Series E offering, subject to the terms and provisions described above, bringing the total outstanding Series E debentures to $500,000. At September 30, 2001, Anchor was in default on the entire $500,000 in Series E Debentures, which have been classified as current in the accompanying balance sheet as of September 30, 2001.

NOTE 7 - CONVERTIBLE LOAN FACILITY
----------------------------------

     A $1,000,000 convertible loan facility (the "Convertible Loan") was made available immediately following the closing of the purchase of the Series A Preferred shares by WNAH. The Convertible Loan is convertible, at WNAH's option, into Series A Preferred shares, which are further convertible into a number of shares of common stock. These shares of common stock, when added to the shares of common stock issued or issuable pursuant to the Series E Debentures (not including the warrants accompanying the Series E Debentures) and other shares of Series A Preferred issued to WNAH, would constitute 73.5% of Anchor's common stock on a fully-diluted basis following such conversion, assuming the maximum amount of $1,000,000 was borrowed and converted by Anchor pursuant to the Convertible Loan. Anchor was in default on the balance of $999,000, which has been classified as current in the accompanying balance sheet as of September 30, 2001.

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

     The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted loss per share:

                                                        Three Month Period Ended       Nine Month Period Ended
                                                               September 30                  September 30
                                                                (unaudited)                   (unaudited)
                                                       ---------------------------  --------------------------------
                                                           2001           2000           2001              2000
                                                       ------------   ------------  --------------    --------------
Loss from continuing operations                        $   (94,079)   $   (69,560)  $    (452,695)    $    (184,489)
Loss from discontinued operations                         (460,533)      (333,814)     (1,517,850)       (1,238,880)
                                                       ------------   ------------  --------------    --------------
Net loss                                               $  (554,612)   $  (403,374)  $  (1,970,545)    $  (1,423,369)
                                                       ============   ============  ==============    ==============
Basic and diluted loss from continuing operations
    per share                                          $     (0.02)   $     (0.02)  $       (0.10)    $       (0.04)
Basic and diluted loss from discontinued
    operations per share                                     (0.10)         (0.07)          (0.32)            (0.26)
                                                       ------------   ------------  --------------    --------------

Basic and diluted net loss per share                   $     (0.12)   $     (0.09)  $       (0.42)    $       (0.30)
                                                       ============   ============  ==============    ==============
Weighted-average number of shares outstanding:           4,709,922      4,710,042       4,709,922         4,710,042
                                                       ============   ============  ==============    ==============

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

     For the three and nine months ended September 30, 2001 and 2000, respectively, the following is summarized financial information for the discontinued operations:

                                                Three Month Period Ended         Nine Month Period Ended
                                                      September 30                     September 30
                                                  2001           2000             2001              2000
                                             -------------   -------------   --------------   -------------
Service revenues                             $  1,014,227    $  2,151,792    $   4,061,386    $  6,888,802
                                             =============   =============   ==============   =============

Loss from operations of discontinued
business                                     $   (460,533)   $   (333,814)   $  (1,057,963)   $ (1,238,880)
Loss on disposal of discontinued
operations during phase-out period                      -               -         (459,887)              -
                                             -------------   -------------   --------------   -------------

Loss from discontinued operations (after
applicable income taxes of $0 and $0)        $   (460,533)   $   (333,814)   $  (1,517,850)   $ (1,238,880)
                                             =============   =============   ==============   =============

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

NOTE 10 - COMMITMENTS AND CONTINGENCIES
---------------------------------------

Anchor

     On May 15, 2002 Anchor and its majority shareholder, WNAH, settled litigation pending before the Superior Court of Contra Costa, California, Case Number COO-03258, with two of Anchor's former executive officers and its former auditing firm. The litigation arose from various actions and events occurring in 1999 and 2000. Certain bifurcated claims ordered to arbitration by the court had previously resulted in a September 2001 arbitration award against Anchor in the approximate amount of $304,000 in favor of its former chief executive officer. Under the terms of a global settlement, Anchor and WNAH jointly agreed to pay Anchor's former chief executive officer the sum of $365,000 with $240,000 of such amount being provided by their employee practices liability insurer. All causes of action plead against all corporate and individual defendants and cross-defendants were dismissed with prejudice under the settlement with no admission of fault or liability by any party

     Management is not aware of any other litigation to which Anchor is currently a party or to which any property of Anchor is subject, which might materially adversely affect the financial condition or results of operations of Anchor.

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


NOTE 11 - SUBSEQUENT EVENTS
---------------------------

Legion Insurance Company
     On April 1, 2002, Legion, a shareholder of WNAH was placed into voluntary rehabilitation by the Commonwealth Court of Pennsylvania. Beginning on April 1, 2002, Legion will operate in run-off under the control of the Insurance Commissioner of the Commonwealth of Pennsylvania as Rehabilitator. Legion will not write any new insurance policies.

     Legion is the holder of Anchor Pacific's $2 million secured convertible loan. Spectrum CA performs managed care services for Legion. Legion represented 21% of the Company's service revenue in the year ended 2001. The Company had an accounts receivable balance due from Legion programs of approximately $146,000 at September 30,2001 and $157,000 at December 31, 2001. Management is uncertain as to the effect of Legion's voluntary rehabilitation on its business.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Background
     Anchor's financial condition continued to deteriorate during 2001. The Company reported a deficiency of assets of $6,110,872 and negative working capital of $7,219,632 as of September 30, 2001. Ongoing operating losses and inadequate working capital led to the wind down and closure of the WBA companies' benefits plan administration business operations by January 2002. As a result of discontinuing WBA's operations, the results of operations of WBA have been segregated in the Consolidated Statement of Operations as discontinued operations and previously reported financial statements have been restated. Without the business of WBA, Anchor did not have continuing operations in 2000.

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

Results of Continuing Operations - Three Months Ended September 30, 2001 and
2000

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

Revenues

     Total Revenues. Total revenues were $1,048,482 for the three months ended September 30, 2001. The revenues continued to decline this period as a result of losses of approximately 5 customer accounts representing 40% of Novaeon's business that was obtained in the Novaeon Asset acquisition. Some of the losses were offset by new customers that Spectrum CA gained as a direct result of its affiliation with WNA.

Expenses

     Total Operating Expenses. Total operating expenses were $1,037,927 for the three-months ended September 30, 2001. The expenses consisted mainly of employee compensation and benefits of $540,638, rent expense of $103,452 and corporate overhead charges of $104,849. Total operating expenses decreased $294,311 from the three months ended June 30, 2001 in response to the loss of several customer accounts.

     Employee Compensation and Benefits. Employee compensation and benefits were $540,638 for the three months ended September 30, 2001. Spectrum CA had an average of 49 employees during this period, a decrease of 18% or 11 employees from the three months ended June 30, 2001. Spectrum CA reduced its headcount in response to the loss of customer accounts.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $459,004 for the three months ended September 30, 2001. These expenses consist mainly of rent expense of $103,452, corporate overhead charge from WNAH of $104,849 and professional fees of $82,240. Spectrum CA has approximately 9 locations in the United States. In the three months ended September 30, 2001 Spectrum CA reduced its office space in several of its locations to correspond with its headcount reductions. Spectrum CA is charged approximately 10% of its revenue by WNAH for corporate services such as accounting, legal, human resources and IT provided by WNAH. Professional fees includes cost for outside legal costs and audit fees.

     Depreciation. Depreciation was $24,598 for the three months ended September 30, 2001. The expense relates to the $320,000 of equipment acquired in the Novaeon asset purchase.

     Amortization of Goodwill. Amortization of goodwill was $13,687 for the three months ended September 30, 2001. At September 30, 2001, goodwill is comprised solely of the goodwill recorded as a result of the Novaeon purchase, and is being amortized over 10 years. Goodwill represents the excess of the cost of acquisitions over the fair value of net assets acquired of Novaeon.

     Interest Expense. Interest expense increased $36,455 or 54%, to $104,634 for the three months ended September 30, 2001 from $68,179 for the three months ended September 30, 2000. The increase was due to the issuance of the Novaeon note and the Legion loan as well as the convertible loan facility provided by WNAH.

     Income Tax Expense. Income tax expense decreased $1,500 or 100%, to $0 for the three months ended September 30, 2001 from $1,500 for the three months ended September 30, 2000.

Results of Continuing Operations - Nine Months Ended September 30, 2001 and 2000

Revenues

     Total Revenues. Total revenues were $3,404,063 for the nine months ended September 30, 2001. The revenues continued to decline this period as a result of losses of approximately 5 customer accounts representing

40% of Novaeon's business that was obtained in the Novaeon Asset acquisition. Some of the losses were offset by new customers that Spectrum CA gained in the third quarter of 2001 as a direct result of its affiliation with WNA.

Expenses

     Total Operating Expenses. Total operating expenses were $3,537,255 for the nine months ended September 30, 2001. The expenses consisted mainly of employee compensation and benefits of $2,099,561, rent expense of $414,890 and corporate overhead charges of $335,050. Total operating expenses decreased towards the later half of the period in response to the loss of several customer accounts.

     Employee Compensation and Benefits. Employee compensation and benefits were $2,099,561 for the nine months ended September 30, 2001. Spectrum CA had an average of 59 employees during this period. Spectrum CA reduced its headcount 34% from 74 employees in January to 49 employees at September 30, 2001. The reduction is in response to the loss of customer accounts.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $1,325,433 for the nine months ended September 30, 2001. These expenses consist mainly of rent expense of $414,890, corporate overhead charge from WNAH of $335,050 and professional fees of $153,012. Spectrum CA has approximately 9 locations in the United States. Spectrum CA is charged approximately 10% of its revenue by WNAH for corporate services such as accounting, legal, human resources and IT provided by WNAH. Professional fees includes cost for outside legal costs and audit fees.

     Depreciation. Depreciation was $71,200 for the nine months ended September 30, 2001. The expense relates to the $320,000 of equipment acquired in the Novaeon asset purchase.

     Amortization of Goodwill. Amortization of goodwill was $41,061 for the nine months ended September 30, 2001. At September 30, 2001, goodwill is comprised solely of the goodwill recorded as a result of the Novaeon purchase, and is being amortized over 10 years. Goodwill represents the excess of the cost of acquisitions over the fair value of net assets acquired of Novaeon.

     Interest Expense. Interest expense increased $144,268 or 81%, to $322,766 for the nine months ended September 30, 2001 from $178,498 for the nine months ended September 30, 2000. The increase was due to the issuance of additional debentures, the convertible loan facility and the Novaeon note.

     Income Tax Expense. Income tax expense decreased $7,710 or 100%, to $0 for the nine months ended September 30, 2001 from $7,710 for the nine months ended September 30, 2000.

Results of Discontinued Operations - Three Months Ended September 30, 2001 and 2000

Revenues

     Total revenues decreased $1,137,565 or 52%, to $1,014,227 for the three months ended September 30, 2001 from $2,151,792 for the three months ended September 30, 2000. This decrease was attributable to declining revenue in WBA's California and Arizona offices, resulting from the closure of its Concord, California offices, and customer services deficiencies that caused a loss in business.

Loss from discontinued operations

     Loss from discontinued operations increased $126,719 or 38%, to $460,533 for the three months ended September 30, 2001 from $333,814 for the three months ended September 30, 2000. This increase is comprised of the decrease in revenue described above, coupled with a smaller decrease in operating expenses of $1,014,251, made up of a drop in salary and compensation costs and general and administrative expenses due to the closure of WBA's Arizona office.

Results of Discontinued Operations - Nine Months Ended September 30, 2001 and
2000

Revenues

     Total revenues decreased $2,827,416 or 41%, to $4,061,386 for the nine months ended September 30, 2001 from $6,888,802 for the nine months ended September 30, 2000. This decrease was attributable to declining revenue in WBA's California and Arizona offices, resulting from the closure of its Concord, California offices, and customer service deficiencies that caused a loss in business.

Loss from discontinued operations

     Loss from discontinued operations increased $278,970 or 23%, to $1,517,850 for the nine months ended September 30, 2001 from $1,238,880 for the nine months ended September 30, 2000. The increase in the loss for the nine months ended September 30, 2001, is the result of an additional $459,887 of expenses relating to the disposal of WBA, coupled with the decrease in revenue and an offsetting decrease of operating expenses of $3,011,077. The operating expenses decrease is the result of reductions in salary and compensation expense from the closure of WBA's Concord, California office and Scottsdale, Arizona office. In addition, WBAIS determined that certain software and associated hardware was impaired and recorded an impairment charge of $285,842 related to these assets during the nine months ended September 30, 2001.

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

     Anchor reported net cash flows provided by operations of $223,235 for nine months ended September 30, 2001, compared to net cash flows used by operations of $1,651,234 for the same period in 2000. During the first nine months of 2001 Anchor incurred a net loss of $1,970,545 including non-cash items of depreciation of $246,887, amortization of $41,061 and a write-down of internal-use software of $285,842 coupled with an increase in accounts payable and accrued expenses of $1,121,292 as a result of delayed payment on accounts payable due to a lack of working capital and the accrual of disposal costs related to the divestiture of WBA. During the first quarter of 2000, Anchor met its operating needs from several sources, including the use of proceeds received from the sale Series A Preferred Stock, the use of proceeds from the sale of Series E Debentures and the loan facility and advances from WNAH.

     Net cash used in investing activities was $2,024,162 and $273,463 for the nine months ended September 30, 2001 and 2000, respectively. This included $1,524,469 used to acquire the assets of Novaeon and $499,693 used primarily for software development and systems implementation. The 2000 expenditures consist primarily of software development and systems implementation to update the eligibility and claims processing system.

     Net cash provided by financing activities for the nine months ended September 30, 2001 was $2,048,840 primarily from the issuance of the $2,000,000 Legion Loan, $593,731 from operating charges and advances from the subsidiaries of WNAH, $90,000 from the Convertible Loan, $136,139 from increases in other debt, reduced by repayments of: $409,000 in short-term advances to WNAH, $148,500 on the outstanding Secured Bank Loan, $91,000 on the Convertible Loan, $60,145 on other debt and $62,385 on capital lease obligations. The cash provided by financing activities for the nine months ended September 30, 2000 was comprised primarily of the net proceeds of $1,963,588 received from the issuance of preferred stock to WNAH and $770,000 received from the issuance of convertible debentures reduced primarily by payments on long-term liabilities and capital lease obligations of $771,591.

     Short-term borrowings, current portion of long-term debt and current portion of capital lease obligations at September 30, 2001 totaled $6,068,067 in the aggregate (as compared to $3,505,572 at December 31, 2000), and primarily consisted of: (a) $551,986 due under the Secured Bank Loan; (b) $999,000 due WNAH under the convertible loan facility, (c) $819,000 of the debentures; (d) $2,000,000 due on the Legion note; (e) $500,000 due on the Novaeon note; (f) $116,347 in current capital lease obligations; (g) $161,269 of other debt and
(i) $920,465 of borrowings from related parties.

     At September 30, 2001, capital lease obligations less the current portion discussed above, totaled $161,138 as compared to $232,453 at December 31, 2000.

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

                                            Anchor Pacific Underwriters, Inc.
                                            (Anchor)


Date:  May 30, 2002                    By:     /s/ Gerard A.C. Bakker
                                          --------------------------------------
                                                   Gerard A.C. Bakker
                                                        President
                                               (Principal Executive Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Anchor and in the capacities and on the dates indicated.

                                            ANCHOR PACIFIC UNDERWRITERS, INC.




Date:  May 30, 2002                          /s/ Gerard A.C. Bakker
       -----------------------------        ------------------------------------
                                             Gerard A.C. Bakker
                                             President and Director

Date:  May 30, 2002                          /s/ Jeffrey S. Ward
       -----------------------------        ------------------------------------
                                             Jeffrey S. Ward
                                             Chairman, Chief Executive Officer
                                               and Director

Date:  May 30, 2002                          /s/ Kevin P. Jasper
       -----------------------------        ------------------------------------
                                             Kevin P. Jasper
                                             Director and Secretary

Date:  May 30, 2002                          /s/ Russell Whitmarsh
       -----------------------------        ------------------------------------
                                             Russell Whitmarsh
                                             Director