Form 10-K
period 2001-12-31
ANCHOR PACIFIC UNDERWRITERS INC
filed 2002-06-18
CIK 317781

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                _________________

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Fiscal Year Ended December 31, 2001

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from [   ] to [   ]

                         Commission File Number: 0-9628
                                _________________

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

                          Common stock, $.02 par value
                                __________________

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [_]Yes [X] No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S) 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

      The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 2001 was $136,587.

      As of April 30, 2002, the registrant had 4,709,904 shares of common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                          Exhibit Index is on page 27.

                        ANCHOR PACIFIC UNDERWRITERS, INC.

                                TABLE OF CONTENTS

PART I ........................................................................................              2

   Item 1.        Business ....................................................................              2
   Item 2.        Properties ..................................................................              9
   Item 3.        Legal Proceedings ...........................................................             10
   Item 4.        Submission of Matters to a Vote of Security Holders .........................             10

PART II .......................................................................................             11

   Item 5.        Market for Anchor's Common Equity and Related Shareholder Matters ...........             11
   Item 6.        Selected Financial Data .....................................................             12
   Item 7.        Management's Discussion And Analysis Of Financial Condition
                  And Results Of Operations ...................................................             12
   Item 8.        Financial Statements and Supplementary Data .................................             21
   Item 9.        Changes in and Disagreements With Accountants on Accounting
                  and Financial Disclosure ...................................................              21

PART III .....................................................................................              23

   Item 10.       Directors and Executive Officers of the Anchor .............................              23
   Item 11.       Executive Compensation .....................................................              24
   Item 12.       Security Ownership of Certain Beneficial Owners and Management .............              25
   Item 13.       Certain Relationships and Related Transactions .............................              26

 PART IV .....................................................................................              27

   Item 14.       Exhibits, Financial Statement Schedules, and Reports on Form 8-K ...........              27

      SAFE HARBOR STATEMENT UNDER THE SECURITIES LITIGATION REFORM ACT OF 1995

      This Annual Report on Form 10-K contains forward-looking statements within the meaning of that term under the Private Securities Litigation Reform Act of 1995. Additional written or oral forward-looking statements may be made by Anchor from time to time, in filings with the Securities and Exchange Commission or otherwise. Statements contained herein that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions referenced above. In addition, when used in this discussion, the words, "anticipates," "expects," "intends," "plans" and variations thereof and similar expressions are intended to identify forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, based on current expectations. Consequently, future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward- looking statements contained in this Annual Report. Statements in this Annual Report, particularly in the Notes to Financial Statements and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations describe certain factors, among others, that could contribute to or cause such differences. Such forward-looking statements involve risks and uncertainties, and actual results could differ from those described herein. While the statements represent management's current judgment as to the near-term future prospects of its business, such risks and uncertainties could cause actual results to differ from the above statements. Factors which could cause actual results to differ include the following: the Company's failure to renegotiate its defaulted debt obligations and raise new working capital to satisfy debt and finance ongoing operations and unanticipated regulatory changes. Other risk factors are detailed in Anchor's filings with the Securities and Exchange Commission. Anchor assumes no obligation to update forward-looking statements.

                                     PART I

Item 1.   Business

Overview

      Anchor Pacific Underwriters, Inc. is a holding company with: (a) a wholly-owned operating subsidiary, Spectrum Managed Care of California, Inc., ("Spectrum CA") engaged in telephonic medical case management and utilization review; and (b) other direct and indirect subsidiaries that were engaged in employee accident and health benefit plan administration prior to January 2002 but are now dormant with no ongoing business activities. Anchor Pacific Underwriters, Inc. and its subsidiaries shown in the table below are collectively referred to as "Anchor" and/or the "Company" unless the context otherwise requires.

ANCHOR PACIFIC UNDERWRITERS, INC.
(a Delaware corporation)
Business: Holding Company

     --  SPECTRUM MANAGED CARE OF CALIFORNIA, INC.
         (a Delaware corporation wholly-owned by Anchor Pacific
         Underwriters, Inc.)
         Business: Telephonic Medical Case Management & Utilization Review

     --  WARD BENEFITS ADMINISTRATORS & INSURANCE SERVICES, INC.
         (a California corporation wholly-owned by Anchor Pacific
         Underwriters, Inc., formerly known as Harden & Company Insurance Services, Inc.)
         Business: Formerly Employee Accident & Health Benefit Plan
         Administration
         (Discontinued Operations in January 2002)

     --  HARDEN & COMPANY OF ARIZONA
         (an Arizona corporation wholly-owned by Ward Benefits Administrators
         & Insurance Services, Inc., formerly known as Benefit Resources, Inc.)
         Business: Formerly Employee Accident & Health Benefit Plan Administration (Discontinued Operations in September 2001)

      In March 2000, Ward North America Holding, Inc. ("WNAH") purchased 1,853,300 shares of Series A Convertible Preferred Stock of Anchor representing approximately 79% of the Company's outstanding voting securities on an as-converted basis. WNAH is a privately held holding company with operating subsidiaries providing diversified loss claims and managed care services to the insurance industry with approximately 55 offices in the U.S. and 4 offices in Canada. WNAH's largest equity holders include its CEO, Jeffrey Ward, Legion Insurance Company, Benfield Blanch, Inc., and General Electric Capital Corporation.

      Anchor received cash proceeds of $2,000,000 from the sale of Series A Convertible Preferred stock to WNAH. In addition, WNAH provided the Company with $1,000,000 of working capital through a convertible credit facility in connection with the stock purchase. Approximately $1,800,000 of the Company's new working capital was immediately applied toward the satisfaction of delinquent and maturing debt obligations, employee severance payments, and other expenses.

      The Company's sole business in 2000 was the performance of third-party employee accident and health benefit plan administration and related services by two subsidiaries, Ward Benefits Administrators & Insurance Services, Inc. ("WBAIS"), formerly known as Harden & Company Insurance Services, Inc., and Harden & Company of Arizona ("Harden-AZ"). Commencing in mid-2000, WBAIS and Harden-AZ operated under the common business name "Ward Benefits Administrators" (WBAIS and Harden-AZ may collectively be referred to as "WBA" or the "WBA companies").

      Anchor's plan following WNAH's investment was to reorganize management, convert WBA's benefits plan administration business onto a modern software application, standardize operating procedures, and significantly increase revenues through referrals from WNAH's shareholders and strategic relationships. Anchor's working capital ultimately proved to be insufficient to complete the turn-around of WBA's business and the companies continued to incur significant operating losses throughout 2000 and 2001. The WBA companies attempted to mitigate their losses by reducing staff and other operating costs. Beginning in mid-2000, Anchor's Board of Directors (the "Board") directed management to attempt to raise additional working capital and investigate alternative product and service lines to diversify the Company's business.

      In January 2001, Anchor diversified its business by purchasing substantially all of the assets and business of Novaeon, Inc. ("Novaeon") from Novaeon's Chapter 11 bankruptcy estate. Prior to its bankruptcy, Novaeon performed utilization review, peer review, pre-certification, medical bill review and both telephonic and field medical case management services on a national basis. Legion Insurance Company, a shareholder of WNAH, financed the transaction by providing Anchor a $2,000,000 loan arranged by WNAH. The acquired assets and remaining loan proceeds were subsequently transferred to a new Anchor subsidiary, Spectrum Managed Care of California, Inc. which is presently engaged in a national telephonic medical case management and utilization review business.

      The declining revenues of the WBA companies continued to outpace management's operating cost reductions in 2001. Anchor's inability to raise working capital and WBA's rapidly deteriorating financial condition and business prospects caused the WBA companies to commence discussions with potential acquirers of their businesses in June 2001. Further, significant customer account losses caused Harden-AZ to close its Scottsdale, Arizona and San Antonio, Texas offices and discontinue business operations by September 2001.

      By late 2001, dissatisfaction with WBAIS's limited information systems capabilities and service levels had reached the point that it appeared likely that most, if not all, of WBAIS's customers would terminate their service agreements by the end of the first quarter of 2002, if not sooner. Furthermore, WBAIS's mounting trade debt, continuing operating losses and lack of working capital made it doubtful WBAIS could remain in business. By December 2001, WBAIS had exhausted its efforts to sell the company as potential purchasers had determined they would be unable to convert WBAIS's remaining accounts to a new software platform in time to preserve its waning customer relationships. In January 2002, WBAIS entered into an agreement with a subsidiary of Loomis Management Company, Inc., a major employee health plan insurance broker and administrator, intended to preserve the value of WBAIS's remaining customer accounts and mitigate potential damages from the foreseeable imminent cessation of WBAIS's operations.

      The agreement, effective as of January 1, 2002, provided for WBAIS and its affiliates to refer benefit plan administration customers to a newly-formed company, Loomis Benefits West, Inc. ("LBW"). In exchange for the referrals, LBW agreed to pay WBAIS periodic referral fees based on LBW's gross revenue for a period of ten (10) years. WBAIS introduced its remaining customers to LBW and provided assistance in the transition of accounts electing to retain LBW. WBAIS completed the wind down of its employee benefits plan administration business and terminated all remaining employees by the end of January 2002.

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

      Following the wind-down of the WBA companies' employee benefits plan businesses, Anchor's plan is to dedicate its financial and personnel resources to growing the managed care business of Spectrum CA.

Background

      Anchor was organized in 1986 as a California general partnership for the specific purpose of acquiring Harden & Company Insurance Services, Inc., a third-party employee benefits administrator ("Harden-CA"). Anchor was reorganized as a private California corporation in March 1987, and reincorporated in January 1995 as a Delaware corporation in connection with a merger with System Industries, Inc. As a result of the merger, Anchor became a public company.

      From 1986 through 1990, Anchor, through Harden-CA, focused primarily on providing administration services for group insurance benefit plans. In 1990, Anchor began diversifying its business by providing property, casualty and workers' compensation insurance products and services, as well as offering market studies and program analysis for certain non-profit associations who had endorsed Anchor's products.

      From 1990 through 1996, Anchor expanded its property and casualty business by acquiring certain assets, including insurance brokerage accounts. In 1994, Anchor acquired the property and casualty insurance brokerage company, Putnam, Knudsen & Wieking, Inc. ("PKW") and consolidated all of its property and casualty insurance brokerage business into PKW. After evaluating trends in the insurance industry, Anchor's Board of Directors decided to sell its property and casualty business and to focus on its third-party administration business. Effective December 31, 1998, Anchor sold substantially all the assets of PKW to an unrelated third party. In 1999, PKW changed its name to Shelby Insurance Services, Inc., ("Shelby"). On March 9, 2000, Anchor sold all of Shelby's capital stock to a former officer and member of the Board of Directors.

      As part of its expansion strategy in 1994, Harden-CA acquired Benefit Resources, Inc., ("BRI") a third-party employee benefits administration business located in Scottsdale, Arizona. In 1998, BRI changed its name to Harden & Company of Arizona. In 1995, Harden-CA acquired certain third-party administration accounts from Dutcher Insurance Agency, Inc. ("Dutcher"), located in Stockton, California. In July 1997, Harden-CA took over a third-party administration business, located in Los Angeles, California, that was previously serviced by an unrelated third party. As a result of declining revenues of the Los Angeles business due to carrier rate increases, the Los Angeles office was closed at the end of February 1999.

      Effective January 1, 1998, Anchor and Harden-CA entered into an agreement to acquire the assets and third-party administration business of Pacific Heritage Administrators ("PHA"), a firm based in Portland, Oregon. The PHA third-party administration business was operated as a division of Harden following the acquisition. This transaction enabled Harden-CA to expand its operations in Oregon, Washington, Idaho and Nevada and substantially enhanced its revenues in 1998.

      In June 1998, Anchor adopted "Harden Group" as the common business name for the conduct of the third-party administration services of Harden-CA, Harden-AZ, and PHA. At that time the Harden Group maintained offices in Concord, California, Fresno, California, Scottsdale, Arizona, and Portland, Oregon, providing third-party benefits administration services throughout the Western United States.

      In March 2000, WNAH purchased approximately 79% of the outstanding voting equity securities of Anchor. WNAH is a holding company with operating subsidiaries providing diversified claims and managed care services to the insurance industry in the U.S. and Canada. Shortly following the acquisition, the use of the Harden Group name was discontinued by Anchor's operating subsidiaries in favor of "Ward Benefits Administrators."

      On January 12, 2001, Anchor acquired substantially all of the assets and business of Novaeon, Inc., a national managed care service provider, from Novaeon's Chapter 11 bankruptcy estate and transferred the assets to a newly-formed subsidiary, Spectrum CA. Spectrum CA has operated a national telephonic medical case management and utilization review business since that time.

      As a result of ongoing operating losses, declining revenues, and inadequate working capital the WBA Companies discontinued their business operations in January 2002.

Recent Developments - Purchase of Managed Care Assets and Business

      In order to increase and diversify its revenue base, Anchor entered the managed care service business in January 2001 by purchasing substantially all of the assets and business of Novaeon ("Novaeon Assets") from the Novaeon's Chapter 11 bankruptcy estate. Prior to its bankruptcy, Novaeon performed utilization review, peer review, pre-certification, medical bill review and both telephonic and field medical case management services on a national basis.

      Anchor's purchase of the Novaeon Assets was consummated under an asset purchase agreement dated December 28, 2000 (the "Novaeon Asset Purchase Agreement"), the terms of which were approved by the Bankruptcy Court for the Eastern District of Pennsylvania (Bankruptcy No. 00-18821 BIF). Pursuant to the Novaeon Asset Purchase Agreement, Anchor delivered a cash down payment of $1,500,000 and a contingent promissory note in the principal amount of $3,500,000 (the "Novaeon Note"). The terms of the Novaeon Note provide for the principal amount to be reduced on a dollar-for-dollar basis in the event the business operated by Anchor using the Novaeon Assets realized less than $10,000,000 in revenue during the calendar year 2001. The minimum principal amount payable under the terms of the Novaeon Note is $500,000. The Company's remaining payment obligation under the Novaeon Note has been reduced to the $500,000 minimum based on Spectrum CA's 2001 revenue of $4,673,678. In May 2002, the Company obtained an amendment to the repayment terms of the Novaeon Note to provide for 12 monthly-amortized payments of principal and interest in the amount of $39,784 beginning on July 1, 2002.

      In order to finance the Novaeon acquisition and provide working capital for its new managed care service business, Anchor obtained a secured convertible loan from Legion Insurance Company ("Legion"), a principal shareholder in WNAH, in the amount of $2,000,000 (the "Legion Loan"). The note evidencing the Legion Loan ("Legion Note") provided for its automatic redemption in exchange for Anchor common shares if Anchor completed a common stock offering by June 30, 2001, resulting in gross proceeds of at least $3,000,000. Upon such event, the Legion Note provided that it could be redeemed in full by the issuance of Anchor common shares to Legion having a value equal to the Legion Note's outstanding balance of principal and interest based on the per-share price Anchor received in the common stock offering. The repayment of the Legion Loan is secured by a security interest in favor of Legion encumbering all the Novaeon Assets pursuant to the terms of a Security Agreement between the parties dated January 12, 2001.

      WNAH assisted Anchor to obtain the Legion Loan. As a condition of making the Legion Loan, WNAH agreed to enter into a Note Purchase Agreement dated January 12, 2001 (the "Legion Note Purchase Agreement"). The Legion Note Purchase Agreement granted Legion the option to cause WNAH to purchase the Legion Note from Legion in the event Anchor failed to either complete an equity offering resulting in cash proceeds of at least $3,000,000 or repay the Legion Note by June 30, 2001. The consideration for the purchase of Legion's rights under the Legion Note was the issuance of WNAH common stock to Legion having an aggregate value of $2,000,000 (plus the sum of unpaid interest under the Legion
Note) at an agreed value of $4 per share.

      In conjunction with the Legion Note Purchase Agreement, Anchor and WNAH entered into an assignment and assumption agreement dated January 12, 2001 in which Anchor agreed that in the event that Legion exercised its option to cause WNAH to purchase the Legion Note under the Legion Note Purchase Agreement, WNAH, as the transferee holder of the Legion Note, would have the right to acquire all of the equity securities of Spectrum CA from Anchor in exchange for the cancellation and release of all Anchor's repayment obligations under the Legion Note and the assumption by WNAH of all Anchor's repayment obligations to Novaeon's bankruptcy estate under the Novaeon Note. Should this occur, the Company would have no ongoing operations.

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

      Anchor consummated the Novaeon Asset purchase on January 12, 2001. The Company used $1,500,000 of the Legion Loan proceeds for the required down payment. The balance of the proceeds was later transferred to Spectrum CA to finance the start up of its operations. Anchor accounted for the Novaeon acquisition transaction using the purchase method of accounting.

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

Recent Developments - Cessation of Employee Benefits Plan Administration Businesses

      The WBA companies' revenue losses from terminating and non-renewing accounts accelerated rapidly after 2000 and management was unable to reduce operating costs sufficiently to mitigate declining revenue. WBA's clients continued to be generally dissatisfied with the companies' service levels, limited data reporting capabilities, and inability to provide system features available from other vendors such as direct internet access to plan and benefits information for employers, covered employees and medical providers. Efforts by Anchor's management and Board of Directors to secure additional equity and/or debt capital were unsuccessful. In June 2001, Anchor's Board of Directors determined it was doubtful that sufficient working capital could be obtained to address WBA's rising debt and complete the turn-around of its employee benefits plan administration business.

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

      As the year progressed, WBA's management conducted negotiations with a number of parties regarding the potential acquisition of WBA's business. Due diligence reviews of WBA's business operations were performed by Loomis and others despite the deterioration of the companies' business and prospects. The parties' due diligence included, among other things, an analysis of the probability of retaining and renewing WBA's accounts and foreseen timeframes and costs to convert customer account data and plan designs to different information systems applications.

      In September 2001, Harden-AZ closed its unprofitable offices in Scottsdale, Arizona and San Antonio, Texas and discontinued its operations. WBAIS's benefit plan administration business was consolidated into its Portland, Oregon and Wheaton, Illinois offices at that time.

      By late 2001, continuing losses and account terminations made it doubtful that WBAIS could remain in business beyond the first quarter of 2002 without an infusion of substantial additional working capital. Meanwhile, WBAIS's customers' dissatisfaction continued to heighten as the company remained unable to convert to a modern plan administration computer system due to its capital constraints. By December 2001, management believed that most customer contracts with renewal dates of January 1, 2002 would likely not renew and that most, if not all, of its remaining customers would terminate by the first quarter of 2002 unless a new computer system was fully operational prior to that time. Potential acquirers of WBAIS's business withdrew from negotiations in December after determining they would be unable to complete required information systems conversions in time to retain the company's remaining customer accounts. Anchor advised WBAIS that working capital sufficient to sustain operations into 2002 would likely not be available. As a result, management concluded WBAIS would have no choice but to abandon its service contract obligations and cease operations if an acceptable alternative was not found.

      In order to avoid the imminent breach of its remaining service agreements and preserve the value of its business for the benefit of the company, its creditors, and its parent shareholder, WBAIS entered into an agreement with a newly-formed Loomis subsidiary, Loomis Benefits West, Inc. dated and effective January 1, 2002 (the "Commission Arrangement").

      The Commission Arrangement provides for WBAIS and its affiliates to introduce benefit plan administration customers to LBW for a ten (10) year period commencing on January 1, 2002. In exchange for the referrals and the prospect of ongoing referrals, LBW agreed to pay WBAIS: (a) monthly "Base Revenue Commissions" equal to 4% of LBW's "Base Gross Revenue" during 2002 - 2003 and 6% of LBW's Base Gross Revenue during 2004 - 2011; and (b) quarterly "Business Development Consideration" in the amount of 10% of LBW's "Gross Revenue" derived from "Referred Customers" during 2002 - 2011. "Gross Revenue" under the Commission Arrangement means commissions and administration fees earned by LBW on a cash basis less brokerage fees and commissions payable to other brokers, refunds, rebates, credits, etc. "Base Gross Revenue" is defined as "Gross Revenue" less "Gross Revenue" derived by LBW from "Referred Customers." "Referred Customers" are defined as LBW customers that were not previously customers of WBAIS and that become customers of LBW after January 1, 2002 through the direct or indirect referral of WBAIS or one of its affiliates, including WNAH and its subsidiaries. The Commission Arrangement also requires WBAIS to indemnify LBW and its affiliates from future claims brought by WBAIS's creditors and other claimants for claims relating to or arising from obligations or acts of WBAIS.

      WBAIS customers representing monthly service revenue of approximately $150,000 engaged LBW as their employee benefits administrator beginning in January 2002. A number of WBAIS accounts with January 1, 2002 renewal dates failed to renew their contracts with LBW and have retained other service providers. There can be no assurance regarding the duration of the customer relationships LBW will maintain with its initial customers or others or the sums WBAIS will ultimately receive from LBW under the Commission Arrangement.

      In addition to entering into the Commission Arrangement, WBAIS sold a portion of its furniture located in its Portland, Oregon office to LBW. LBW also reimbursed WBAIS for certain employee compensation and benefit expenses paid by WBAIS in December 2001 and January 2002.

Liquidity and Working Capital Constraints

      Anchor and its subsidiaries do not have sufficient funds to meet their delinquent and maturing debt obligations and maintain ongoing operations. The Company will require funds in excess of those presently available to satisfy its projected working capital and debt service needs in the normal course of business over the next twelve months. The Company's outside auditors accordingly noted in their report on the Company's December 31, 2001 and 2000 financial statements that this fact, among others, raises substantial doubt about the Company's ability to continue as a going concern.

      Anchor is the borrower under a secured term loan extended by Comerica Bank, its commercial bank (the "Secured Bank Loan" and the "Bank" respectively). The outstanding principal balance of principal of the Secured Bank Loan as of December 31, 2001 was $502,486. The balance was subsequently reduced to $377,986 at March 31, 2002 through additional principal payments required by the Bank under that certain Forbearance Agreement and Amendment to Promissory Note and Conditional Consent to Subsidiary Transactions dated January 2, 2002 between the parties (the "Forbearance Agreement"). The Forbearance Agreement amended the repayment terms of the Secured Bank Loan making it payable in monthly amortized installments of principal in the amount of $20,000, plus interest, with a balloon payment of $257,986 due on October 5, 2002. The Forbearance Agreement also evidenced the Bank's forbearance of Anchor's financial covenant defaults under the Secured Bank Loan until January 31, 2002 and the Bank's consent to the cessation and wind down of WBAIS's business. As a condition of its forbearance, the Bank sought and obtained the execution and delivery of an Unconditional Guaranty of the Secured Bank Loan by WNAH, Anchor's majority shareholder. The repayment of the Secured Bank Loan is further secured by a blanket security interest in favor of the Bank encumbering the assets of Anchor and its subsidiaries.

      The Company has, to date, been able to make timely payments under the Secured Bank Loan as amended by the Forbearance Agreement, but remains in default of the financial covenants. The Forbearance Agreement expired as of January 31, 2002 and has not been extended by an agreement of the parties. As a condition of its forbearance, the Bank sought and obtained the execution and delivery of an Unconditional Guaranty of the Secured Bank Loan by WNAH, Anchor's majority shareholder. The Company seeks the Bank's continued forbearance of its financial covenant defaults until the Secured Bank Loan's maturity date, October 5, 2002. Unless the Forbearance Agreement is extended, it is possible, if not likely, that the Bank will pursue its remedies as a secured creditor under the Secured Bank Loan in the near future. Further, it is doubtful the Company will be able to meet its ongoing Secured Bank Loan payment obligations without additional debt or equity financing due to it's other mounting delinquent and maturing debts described below.

      As of December 31, 2001, Anchor had defaulted in the repayment of $310,000 of its Series B and Series D Debentures due to unaffiliated third parties and $500,000, plus accrued interest of $101,667 under its Series E Debenture debt held by WNAH. All the Company's outstanding Debenture debt is subordinate to the Secured Bank Loan. While Anchor has continued to make quarterly interest payments to its Series B and D Debenture holders, no agreements to extend the repayment terms of the Debentures are currently in place. No interest has been paid to WNAH under its Series E Debentures. The entire outstanding balance under all the Company's Debenture debt remains immediately due and payable.

      WNAH has foregone collection of sums due under the $1,000,000 convertible credit facility committed at the time of its purchase of Anchor preferred stock (the "Convertible Loan"). At December 31, 2001, the outstanding principal balance due to WNAH under the Convertible Loan was $999,000, plus accrued and unpaid interest of $155,475.

      Since September 2000, WNA has provided administrative and overhead support services to Anchor and its subsidiaries under an inter-company resource sharing arrangement. WNA's overhead support includes the services of its senior executive personnel as well as the performance of human resources, accounting, insurance, legal, facilities management, information technology, and administrative functions and the use of WNA's nationwide data network, hardware and software infrastructure, web-site hosting capabilities and other communications resources. Anchor and its subsidiaries initially agreed to pay the sum of $12,500 per month for WNA's overhead support services. In January 2001, the monthly support fee was increased to 8% of monthly net revenue of WBAIS and Harden-AZ and 10% of monthly net revenue of Spectrum CA to more closely reflect the fair market value of the services and the amount of the expense savings realized by Anchor and its subsidiaries under the arrangement. WNA and other WNAH subsidiaries, Ward North America of Texas, Inc. ("WTX") and Spectrum Managed Care, Inc. ("SMC"), has also made various demand loans to Anchor and its subsidiaries in the form of cash advances or payments made on their behalf subject to reimbursement. As of December 31, 2001, the aggregate demand loan balance due to WNA, WTX and SMC was $768,890 and the balance of unpaid overhead support charges was $457,533.

      While management believes Spectrum CA's available cash will be sufficient to maintain its normal ongoing operations assuming no downturn in its business, neither Anchor nor Spectrum CA had sufficient resources to satisfy the $500,000 balloon payment due to the Novaeon, Inc. Chapter 11 bankruptcy estate on April 30, 2002. In May 2002, Management obtained an amendment of the repayment terms of the Novaeon Note to provide for monthly-amortized payments over a period of 12 months beginning on July 1, 2002. The Company paid $97,926 in principal and accrued interest payments in May 2002, the remaining principal and accrued interest of $457,353 plus 8% interest is due in 12 monthly payments of $39,784 until June 1, 2003.

      Anchor financed the Novaeon Asset acquisition and the start-up of Spectrum CA with a $2,000,000 secured convertible loan from Legion. The Legion Note was due in full on June 30, 2001. The maturity date was subsequently extended by agreement of the parties to December 31, 2001; however, Anchor has failed to make such payment. The Legion Loan is secured by a security interest in favor of Legion encumbering all the Novaeon Assets, including substantially all the assets and business of Spectrum CA, pursuant to the terms of a Security Agreement between the parties dated January 12, 2001. Legion was placed into Rehabilitation by court order under

Pennsylvania insurance law on April 1, 2002. As of that date, the Pennsylvania Insurance Commissioner assumed possession and control of all Legion's assets and business to protect the interests of Legion's policyholders. Anchor is seeking to conduct negotiations with the Pennsylvania Insurance Commissioner regarding an extension of the Legion Note's maturity and the amendment of other terms. There can be no assurance that amended terms favorable to Anchor will result from these efforts.

Employees

      As of April 30, 2002, Anchor's sole operating subsidiary, Spectrum CA, employed approximately 48 full-time employees. Anchor has no employees, as the officers conducting its activities are employed by one or more of its affiliates, primarily WNA. None of Spectrum CA's employees are presently represented by a union or covered by a collective bargaining agreement and management believes its employee relations are good.

Regulation

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

      Other factors, such as uncertainty about the potential effect of health care reform proposals, could also affect Spectrum CA's business. While Spectrum CA does not expect sudden comprehensive changes in health care regulations, it cannot predict the effect that any future health care reform legislation will have on Spectrum CA's business condition or operations. Spectrum CA is unaware of any current regulatory proposals that could have any material effect on its liquidity, capital resources, or operations.

Reports to Stockholders

      Anchor will send its shareholders an Annual Report for the 2001 fiscal year on Form 10-K that will include audited financial statements in conjunction with a proxy at least 20 days prior to the next Stockholders Meeting to be held in 2002. The Company is currently delinquent in filing its Form 8-K relating to its acquisition of the assets and business of Novaeon, Inc. Provided sufficient additional working capital is raised, the Company will seek to cure its Form 8-K delinquency by filing required audited financial statements for the operation of the Novaeon Assets by Novaeon, Inc., prior to their acquisition by Anchor. There can be no assurance that such additional working capital will be available to the Company in the near future, or at any time.

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

Item 2.   Properties

      Anchor and its subsidiaries occupy portions of WNAH's executive offices in San Diego, California pursuant to an overhead support and resource sharing agreement with WNA. Spectrum CA leases approximately 3,084 square feet of office space in Livonia, Michigan and 8,251 square feet of office space in Exton, Pennsylvania. In addition, Spectrum CA occupies portions of SMC's offices in San Antonio, Texas for which Spectrum CA pays its proportionate share of the occupancy costs. Dedicated Spectrum CA case management and utilization review units occupy space within five offices located in Illinois, Florida, Pennsylvania, California and Texas of its largest customer for which it pays a monthly all-inclusive fee covering rent, overhead and support services. Harden-AZ remains obligated for approximately 6,992 rentable square feet of office space in Scottsdale, Arizona. WBAIS remains subject to a lease for approximately 17,987 rentable square feet of office space in Portland, Oregon.

Item 3.   Legal Proceedings

Anchor

      On May 15, 2002 Anchor and its majority shareholder, WNAH, settled litigation pending before the Superior Court of Contra Costa, California, Case Number COO-03258, with two of Anchor's former executive officers and its former auditing firm. The litigation arose from various actions and events occurring in 1999 and 2000. Certain bifurcated claims against Anchor ordered to arbitration by the court had previously resulted in a September 2001 arbitration award in favor of its former Chief Executive Officer in the approximate amount of $304,000. Under the terms of a global settlement, Anchor and WNAH jointly agreed to pay Anchor's former Chief Executive Officer the sum of $365,000 with $240,000 of such amount being provided by their employee practices liability insurer. Anchor had originally recorded legal costs of $384,000 for the anticipated settlement of this case. As a result of the final settlement of approximately $101,000 plus legal costs, Anchor reduced the accrual to $150,000 and recognized a $234,000 expense credit in 2001. All causes of action against all corporate and individual defendants and cross-defendants were dismissed with prejudice under the settlement with no admission of fault or liability by any party.

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

      WBAIS is a defendant in an administrative proceeding before the Oregon Bureau of Labor and Industries filed on March 1, 2001. The claimant in the matter was an employee of WBAIS who was involuntarily terminated in October 2000 for excessive absenteeism. The claimant alleges the termination was in violation of the federal Family Medical Leave Act, the Oregon Family Medical Leave Act, and the Americans with Disabilities Act. The claim is covered under Anchor's blanket employee practices liability insurance policy and its potential liability for defense and indemnity costs is limited to the policy's per claim deductible of $50,000.

      Although the pending professional negligence and employee liability claims against the WBA companies are, for the most part, covered by insurance, such insurance protection could be terminated if required deductible contributions and payments are not made.

      Litigation has been commenced by the landlord of WBAIS's Portland, Oregon office and by the landlord of Harden-AZ's Scottsdale, Arizona office premises to recover damages for the breach of their respective leases. The WBA companies also foresee that additional litigation may be initiated in the future by other unsecured trade creditors or claimants due to the companies' significant debt balances and continuing errors and omissions tail exposure.

Spectrum CA

      Management is not aware of any legal proceedings against Spectrum CA or involving any claim against property of Spectrum CA, which might materially adversely affect its financial condition or results of operations.

Item 4.   Submission of Matters to a Vote of Security Holders

None.

                                     PART II

Item 5. Market for Anchor's Common Stock and Related Shareholder Matters

      As of December 31, 2001, Anchor's common stock and securities convertible to Anchor common stock consisted of: (i) outstanding warrants to purchase 1,356,340 shares of Anchor common stock at exercise prices ranging between $0.50 to $1.75 per share; (ii) outstanding options to purchase 504,300 shares of Anchor common stock at exercise prices ranging between $0.16 to $1.65 per share;
(iii) outstanding Series B, D and E debentures with an aggregate outstanding balance of $810,000 convertible into 1,620,000 shares of Anchor common stock;
(iv) a convertible credit facility with an outstanding balance of $999,000 convertible into 2,217,782 shares of Anchor common stock; and (v) 1,853,300 issued and outstanding shares of Series A Convertible Preferred stock convertible into 18,533,000 shares of Anchor common stock. As of December 31, 2001, there were 4,709,910 outstanding shares of Anchor common stock held by 596 shareholders of record.

      The following table sets forth historical trade information for Anchor common stock through the quarter ended March 31, 2002.

                                                             Quarterly             Quarterly           Quarterly
        Common Stock Quarterly Trade History                  Volume               High/Ask             Low/Bid
        -------------------------------------                 ------               --------             -------
March 31, 2000 .........................................     182,300                 0.88                 0.38
June 30, 2000 ..........................................      30,900                 0.69                 0.16
September 30, 2000 .....................................           0                 0.16                 0.16
December 31, 2000 ......................................     377,200                 0.50                 0.09
March 31, 2001 .........................................     143,300                 0.52                 0.20
June 30, 2001 ..........................................      27,700                 0.33                 0.15
September 30, 2001 .....................................       6,500                 0.04                 0.02
December 31, 2001 ......................................      67,300                 0.26                 0.02
March 31, 2002 .........................................       5,000                 0.03                 0.02

      Anchor's registered shares of common stock are publicly traded over-the-counter securities (Symbol: APUX.PK) quoted by market makers in the Pink Sheets. The limited and somewhat sporadic quotations should not of itself be deemed to constitute an "established public trading market." At such time that it meets certain minimum market capitalization requirements, Anchor intends to seek to list its shares on The NASDAQ Small-Cap Market; however, there can be no assurance as to when or whether such shares will be so listed.

      Holders of Anchor common stock are entitled to such dividends as may be declared from time to time by the Board of Directors out of legally available funds. Anchor has not paid any cash or stock dividends to date. Anchor does not expect to pay dividends in the foreseeable future.

      On March 9, 2000, WNAH acquired a controlling interest in Anchor through the purchase of 1,853,300 Series A Convertible Preferred shares ("Series A Preferred"). The Series A Preferred shares are senior to the Company's common stock and vote as if converted to common shares at the ratio of ten common shares for each share of Series A Preferred. The sale of unregistered Series A Preferred shares to WNAH was reported on Anchor's quarterly report for the period ended March 31, 2000 on Form 10-Q, filed on May 15, 2000.

Item 6.   Selected Financial Data

      The following table sets forth certain historical information for Anchor which is based on continued operations, and should be read in conjunction with Anchor's audited financial statements that are included in this report. The employee benefits plan administration operations conducted by Anchor's subsidiaries were discontinued at the end of 2001 and, accordingly, are not included in the presentation of income statement items (Revenues, Loss from continuing operations, Loss Per common share from continuing operations) for all years. The selected consolidated financial data for each of the five years in the period ended December 31, 2001 have been derived from audited consolidated financial statements of Anchor.

                                                                   Anchor Pacific Underwriters, Inc.
                                                                        Selected Financial Data
                                                                        -----------------------

                                                  2001           2000           1999           1998           1997
                                                  ----           ----           ----           ----           ----
Revenues .................................... $ 4,673,678    $         -    $         -    $         -    $         -
Loss from continuing operations ............. $  (132,765)   $  (266,285)   $  (192,349)   $  (231,827)   $  (236,458)
Loss per common share from
   continuing operations .................... $     (0.03)   $     (0.06)   $     (0.04)   $     (0.05)   $     (0.05)
Weighted-average shares outstanding .........   4,709,910      4,710,029      4,710,056      4,710,057      4,612,153
Cash flow from operations (deficit) /(1)/ ... $   753,758    $(1,758,176)   $(1,354,862)   $    83,960    $  (406,752)
Total assets/(1)/ ........................... $ 2,060,002    $   995,788    $ 1,833,212    $ 4,137,552    $ 4,394,251
Working capital (deficit)/(1)/ .............. $(6,904,312)   $(4,405,947)   $(2,250,548)   $  (214,362)   $ 1,241,188
Total long-term liabilities/(1)/ ............ $         -    $   232,453    $ 1,747,612    $ 1,311,568    $ 1,785,309
Stockholders' equity (deficit) /(1)/ ........ $(6,182,060)   $(4,140,327)   $(2,779,059)   $  (301,088)   $   457,242

___________
/(1)/  Includes discontinued operations.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

      Anchor's financial condition continued to deteriorate during 2001 and it reported a deficiency in assets of $6,182,060 and negative working capital of $6,904,312 as of December 31, 2001. Ongoing operating losses and inadequate working capital led to the wind down and closure of the WBA companies' benefits plan administration business operations by January 2002. The financial statements of the Company have been presented to classify the operations of the WBA companies as discontinued operations. Without the business of the WBA companies, Anchor did not have continuing operations in 2000 and 1999.

     The Company's plan in 2002 and beyond is to devote all available resources to grow Spectrum CA's managed care business internally and, provided the Company is successful in raising additional working capital, through acquisitions. There can be no assurance, however, that additional working capital will become available to the Company in 2002, or ever.

      Spectrum CA's principal business activity is managing the medical and disability care received by injured employees receiving workers' compensation benefits and employee and dependent participants in group accident and health benefits plans. These services are performed by licensed registered nurses or certified rehabilitation vocational counselors employed by Spectrum CA as case managers. Spectrum CA's client base consists of employers and employer groups that self-insure their workers' compensation risks, workers compensation insurers including Legion, and national and regional third-party workers compensation claims administrators, including WNA.

      Spectrum CA currently performs telephonic case management and utilization review services at nine locations throughout the United States, with its principal facility located in Exton, Pennsylvania. Spectrum CA shares office space with WNA at three of the locations. Dedicated Spectrum CA case management and utilization review units occupy space within five offices of its largest third-party claims administration client.

      Anchor and Spectrum CA, presently lack sufficient working capital to meet their respective delinquent and maturing debt obligations. The Company's outside auditors accordingly have noted that this fact, among others, raises substantial doubt about the Company's ability to continue as a going concern.

      Negotiations involving Comerica Bank, Legion, and the Pennsylvania Insurance Commissioner as Rehabilitator of Legion, among others, are ongoing regarding a number of matters critical to the continued financial viability of Spectrum CA and Anchor. These matters include: (a) Comerica Bank's extension of the Forbearance Agreement relating to Anchor's covenant defaults under the Secured Bank Loan beyond January 31, 2002 and the extension of the Loan's maturity date beyond October 5, 2002; and (b) the extension of the Legion Loan's maturity date beyond December 31, 2001. Recently, Comerica Bank sought and obtained WNAH's guarantee of Anchor's obligations under the Secured Bank Loan. Despite the guarantee provided by WNAH, there can be no assurance that Comerica Bank will extend the term of the Forbearance Agreement beyond January 31, 2002 or agree to amend the Secured Bank Loan's maturity date as sought by Anchor. In the event these debt agreements are not successfully re-negotiated, Anchor's assets, including its ownership interest in Spectrum CA, and Spectrum CA's ownership of its assets and business, would likely be subject to the Bank's foreclosure rights under the Secured Bank Loan and Legion's foreclosure remedies as a secured creditor under the Legion Loan. Should any of the above or other possible contingencies occur, Anchor and Spectrum CA could be deprived of substantially all of their assets and businesses.

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

Results of Continuing Operations-Years Ended December 31, 2001, 2000 and 1999

       Results of continuing operations consist of the operations of Spectrum CA and the general and administrative costs and interest expense of Anchor. Spectrum CA was formed out of the acquisition of the assets of the bankruptcy estate of Novaeon, Inc. in January 2001. Novaeon, Inc. experienced a substantial change in business in 2000 as result of its bankruptcy; therefore, there are no comparable operating results from 2000 and 1999 that would provide relevant comparison to Spectrum CA's operating results in 2001. Except as may be otherwise noted, the differences between 2001 results and prior years are, in all instances attributable to the cessation of the employee benefits administration businesses of the WBA companies at the end of 2001 and the commencement of the managed care service business of Spectrum CA, in January 2001.

       Revenues

        Total Revenues. Total revenues from continuing operations for the year ended December 31, 2001 were $4,673,678. The revenues were primarily generated from telephonic case management and utilization services. During 2001, Spectrum lost approximately 5 customer accounts representing 40% of the business obtained in the Novaeon Asset acquisition. For the year ended December 31, 2001, two customers represented 69%, or $3,227,623, of Spectrum CA's revenue in 2001. One of those customers was from the Novaeon business and one was a new customer that Spectrum CA gained as a result of its affiliation with WNAH.

       Expenses

      Total Operating expenses. Total operating expenses were $4,385,610 for the year ended December 31, 2001. Operating expenses consisted mainly of employee compensation and benefits and general and administrative costs.

      Employee compensation and benefits. Total employee compensation and benefits for the year ended December 31, 2001 were $2,738,022. Spectrum CA had on average 56 employees during the 2001 year and 47 employees at December 31, 2001. Salaries were $2,343,000 and benefits were $395,000, approximately 17% of salaries. Benefits consisted of health and life insurance, payroll taxes and 401k contributions.

      Selling, general and administrative expenses. Selling, general and administrative expenses for the year ended December 31, 2001 were $1,496,679. These expenses consist mainly of rent expense of $472,415, corporate overhead charge from WNAH of $464,973 and telecommunication costs of $179,534. Spectrum CA has approximately 9 locations in the United States. Spectrum CA is charged approximately 10% of its revenue by WNAH for corporate services such as accounting, legal, human resources and IT provided by WNAH. Anchor and Spectrum CA incurred $237,333 in professional fees for accounting and legal services, but these expenses were offset by a $234,000 expense credit for the release of a legal accrual from 2000 for litigation with two of Anchor's former executive officers (Item 3. Legal Proceedings).

      Depreciation and amortization. Depreciation and amortization was $96,161 for the year ended December 31, 2001. The expense relates directly to the $320,000 of equipment acquired in the Novaeon Asset purchase that is used by Spectrum CA.

      Amortization of goodwill. Total amortization of goodwill was $54,748 for the year ended December 31, 2001. At December 31, 2001, goodwill is comprised solely of the goodwill recorded as a result of the Novaeon Asset purchase, and is being amortized over 10 years. Goodwill represents the excess of the cost of the acquisition over the fair value of net assets acquired.

      Interest expense. Total interest expense increased $159,342 or 61%, to $420,036 for the year ended December 31, 2001 from $260,694 for the year ended December 31, 2000. This increase was due to borrowings under the Novaeon Note and the Legion Loan in 2001, in addition to interest on the Convertible Loan and other debentures. Total interest expense increased $74,253 or 40%, to $260,694 for the year ended December 31, 2000 from $186,441 for the year ended December 31, 1999. This increase is attributable to accrued interest under the Series E Debentures and the Convertible Loan.

Results of Discontinued Operations--Years Ended December 31, 2001, 2000 and 1999

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

       Revenues

         Total Revenues. Total revenues from discontinued operations decreased $3,955,971 or 44%, to $5,043,166 for the year ended December 31, 2001 from $8,999,137 for the year ended December 31, 2000. The decrease was due to the continuous loss of customers during 2001. Significant customer accounts of Harden - AZ and WBAIS terminated in the second quarter of 2001. WBA's customers were dissatisfied with WBA's limited information systems capabilities and service levels had reached the point that it appeared likely that most, if not all, of WBA's customers would terminate their service agreements by the end of the first quarter of 2002. Total revenues decreased $1,055,459 or 10%, to $8,999,137 for the year ended December 31, 2000 from $10,054,596 for the year ended December 31, 1999. The revenue consisted exclusively of fee, commission and miscellaneous revenue of the WBA companies. The decrease in revenue was primarily due to the non-renewal and cancellation of customer accounts in WBAIS's Concord, California office and Harden-AZ's Arizona office.

      Loss from discontinued operations

      Loss from discontinued operations decreased $1,149,603 or 38%, to $1,908,968 for the year ended December 31, 2001 from $3,058,571 for the year ended December 31, 2000. The decrease in the loss from discontinued operations in 2001 consisted of a $3,955,971 decrease in revenue netted with a $5,728,390 decrease in operating expenses and $459,887 loss on disposal of WBA. Total operating expenses related to the discontinued operations were $6,468,748, a decrease of $5,728,390, or 47%, as compared to $12,197,138 for the year ended December 31, 2000. In September 2001, Harden-AZ closed its Scottsdale, Arizona and San Antonio, Texas offices. WBAIS's accident and health plan administration business was consolidated into its Portland, Oregon and Wheaton, Illinois offices, which were closed in January 2002. Employee related costs decreased $3,083,016 to $2,912,220 in 2001. The WBA Companies had 98 employees at December 31, 2000 and 17 at December 31, 2001. WBA wrote down $399,948 of internal use software and other equipment that was abandoned during 2001. General and administrative costs decreased $1,535,109, or 33%, to $3,156,580 from $4,691,689 for the year ended December 31, 2000 as a direct result of the wind down of the business.

      Loss from discontinued operations increased $772,949 or 34%, to $3,058,571 for the year ended December 31, 2000 from $2,285,622 for the year ended December 31, 1999. The increase in the loss is the result of a decrease in revenue of $1,055,459 combined with a decrease in expenses of $137,058. Total operating expenses related to discontinued operations for 2000 were $12,197,138, a decrease of $137,058, or 1%, as compared to 1999 operating expenses of $12,334,196. The change in operating expenses is the net of a $1,926,000 decrease in employee related costs, a $982,000 increase in costs related to the write down of internal use software and other assets, an impairment loss on intangible assets of $462,000 and a $155,000 increase in legal costs. The decrease in employee compensation and benefits related to reduction in staff in all locations due to cost control measures, and a decrease in employee severance costs.

      Liquidity and Capital Resources

      Anchor has a significant negative net worth and negative working capital, and is in default of the terms of substantially all of its debt. The Company will require funds in excess of those presently available to satisfy its projected working capital and debt service needs in the normal course of business over the next twelve months. The Company is seeking to restructure the terms of its secured and unsecured debt but there can be no assurance that such debt will be restructured to provide acceptable terms. In the event Anchor is unable to raise additional working capital and successfully restructure its debt obligations, the Company's assets and the assets of its subsidiaries will remain subject to possible foreclosure by one or more secured creditors. If such were to occur, the Company and its subsidiaries could be forced to discontinue all operations and/or seek bankruptcy protection.

      Anchor reported net cash flows provided by operations of $753,758 for the twelve months ended December 31, 2001, compared to net cash flows used in operations of $1,758,176 for the twelve months ended December 31, 2000 and net cash flows used in operations of $1,354,862 for the twelve months ended December 31, 1999. During 2001, Anchor repaid $198,000 on its Secured Bank Loan and met its operating and capital needs from several sources, including, among others, the use of proceeds of the Novaeon Note, the Convertible Loan, the Legion Loan, and cash advances from WNA all as described below.

      The Company's reported net cash from operating activities for the twelve months ended December 31, 2001 consists of a net loss from operations of $2,041,733 reduced by non-cash items including: (i) depreciation and amortization of $305,392; (ii) amortization of goodwill of $54,748; (iii) a write down of internal use software and other equipment of $399,948; (iv) a net increase in accounts payable and accrued expenses of $1,026,469; and (v) and a net decrease in accounts receivables and other assets of $966,319. The increase in accounts payable and accrued liabilities is the result of the lack of working capital and the accrual of disposal costs related to the divestiture of WBA.

      The primary uses of net cash from investing activities for the twelve months ended December 31, 2001 were $1,524,469 for the purchase of the Novaeon Assets and purchases of new systems and computer equipment of $525,796.

      Net cash provided by financing activities for the twelve months ended December 31, 2001 was $1,886,033 consisting of: proceeds from the $2,000,000 Legion Loan, operating charges and advances from the subsidiaries of WNAH of $502,316, $90,000 from the Convertible Loan, and $130,653 from increases in other debt; reduced by repayments of: $198,000 on the Secured Bank Loan, $409,000 on short-term advances from WNAH, $91,000 on the Convertible Loan, $67,331 on other debt and $71,605 on capital lease obligations.

      Capital and certain acquisition related expenditures were $2,050,265, $821,628 and $323,607 for the twelve months ended December 2001, 2000 and 1999 respectively. The 2001 expenditures primarily related to the purchase of the Novaeon Assets, and software development, implementation and hardware costs incurred by the WBA companies in their attempt to convert to a modern benefits plan administration computer system.

      Short-term borrowings, the current portion of long-term debt and the current portion of capital lease obligations in the aggregate totaled $5,817,503 at December 31, 2001 (as compared to $3,505,572 at December 31, 2000). As of December 31, 2001, short-term borrowings, the current portion of long-term debt and the current portion of capital lease obligations consisted of: (a) $502,486 due under the Secured Bank Loan (described below); (b) other debt of $157,598;
(c) aggregate current Series B, D and E Debenture debt in the amount of $810,000 (described below); (d) $2,000,000 due under the Legion Loan (described below);
(e) $500,000 due under the Novaeon Note (described below); (f) $79,529 in current capital lease obligations; and (g) $999,000 due to WNA under the Convertible Loan (described below).

      At December 31, 2001, Anchor had no long-term debt as all indebtedness was due within twelve months as compared to long-term capital lease obligations of $232,453 at December 31, 2000.

      Anchor has not paid cash dividends in the past and does not expect to pay cash dividends in the foreseeable future.

      Description of Delinquent Debt Obligations: The following is an overview of the major delinquent debt obligations of Anchor and its remaining operating subsidiary, Spectrum CA.

      Series B Debentures: At December 31, 2001 the outstanding principal immediately due and payable to the holders of Anchor's 10% Convertible Subordinated Debentures, Series B ("Series B Debentures") was $75,000. The holders of the Series B Debentures are unaffiliated third parties. The basic terms of the Series B Debentures are: (a) 10% interest, payable semi-annually in arrears; (b) two year maturity; (c) conversion price of $0.50 per share; (d) "Piggyback" registration rights for three years; (e) for each $5,000 of Series B Debentures acquired, an investor received a five year warrant to acquire 2,000 shares of Anchor common stock at an exercise price of $0.50 per share; and (f) subordination provisions that subordinate the Series B Debentures to Anchor's "Senior Debt" (as defined in the Series B Debentures to include the Secured Bank Loan described herein).

      Series D Debentures: At December 31, 2001, $235,000 of Anchor's 10% Convertible Subordinated Debentures, Series D (the "Series D Debentures") remained outstanding and immediately due and payable. The holders of the Series D Debentures are unaffiliated third parties. The basic terms of the Series D Debentures are: (a) 10% interest, payable semi-annually in arrears; (b) two year maturity; (c) conversion price of $0.50 per share; (d) "Piggyback" registration rights for three years; (e) for each $5,000 of Series D Debentures acquired, an investor received a five year warrant to acquire 3,000 shares of Anchor common stock at an exercise price of $0.50 per share; and (f) subordination provisions that subordinated the Series D Debentures to Anchor's "Senior Debt" (as defined in the Series D Debentures to include the Secured Bank Loan described herein).

      Series E Debentures: At December 31, 2001, the principal sum of $500,000 plus unpaid interest of $101,667 was immediately due and payable to WNAH under the Company's 10% Convertible Subordinated Debentures,

Series E (the "Series E Debentures"). The basic terms of the Series E Debentures are: (a) two year maturity subject to acceleration to July 1, 2000, if requested by WNAH; (b) conversion price of $0.50 per share; (c) "Piggyback" registration rights for three years; (d) for each $5,000 of Series E Debentures acquired, WNAH received a five year warrant to acquire 3,000 shares of Anchor common stock at an exercise price of $0.50 per share; and (e) subordination provisions that subordinates the Series E Debentures to Anchor's "Senior Debt" (as defined in the Series E Debentures). The Series E Debentures are superior in repayment priority to the Series B and D Debentures but are subordinate to "Senior Debt," including the Secured Bank Loan.

      At December 31, 2001 the aggregate principal immediately due and payable under the Company's Series B, D, and E Debentures was $810,000.

      Secured Bank Loan: On September 30, 1999, Anchor entered into a term loan of $931,485 with is commercial bank, Imperial Bank, now Comerica Bank following a 2001 merger, (the "Bank") combining the balances owing under an existing term loan with an additional loan amount of $250,000 (the "Secured Bank Loan"). The basic terms of the loan were: (a) monthly interest payments equal to bank's prime rate, plus 2.5%; (b) a maturity date of October 7, 2002; and (c) monthly principal payments of $16,500 beginning on November 7, 1999. The Secured Bank Loan is secured by a blanket security interest encumbering receivables, property and equipment, and other assets of Anchor and its subsidiaries. The loan agreement contains certain restrictive covenants that, among other things, require Anchor to maintain certain levels of net worth and cash flow (as defined), and prohibits the payment of dividends. Anchor was not in compliance with these covenants as of December 31, 2001. The unpaid principal balance under the Secured Bank Loan at December 31, 2001 of $502,486 has been reclassified as a current liability.

      The unpaid balance of the Secured Bank Loan was subsequently reduced to $377,986 at March 31, 2002 through additional principal payments required by Comerica Bank under a Forbearance Agreement and Amendment to Promissory Note and Conditional Consent to Subsidiary Transactions between the parties dated January 2, 2002 (the "Forbearance Agreement"). The Forbearance Agreement amended the repayment terms of the Secured Bank Loan making it payable in monthly principal installments of $20,000, plus accrued interest, with a balloon payment of $257,986 due on October 5, 2002. The Forbearance Agreement also evidenced the Bank's forbearance of Anchor's Secured Bank Loan covenant defaults until January 31, 2002 and its consent to the cessation of WBAIS's business. As a condition of its forbearance, the Bank sought and obtained the execution and delivery of an Unconditional Guaranty of the Secured Bank Loan by WNAH, Anchor's majority shareholder. Anchor remains in default under the Secured Bank Loan covenants and, following the expiration of the Forbearance Agreement on January 31, 2002, the Bank is no longer restricted from seeking the immediate repayment of the Secured Bank Loan or pursuing other remedies arising from the default. The Company is engaged in ongoing negotiations with the Bank concerning further extension of the Forbearance Agreement. There can be no assurance, however, that the Bank will agree to such an extension or that an extension on terms acceptable to the Company will be negotiated.

      Convertible Loan: In conjunction with its purchase of the Series A Preferred shares in March 2000, WNAH also agreed to provide Anchor with a $1,000,000 Convertible Loan. The Convertible Loan was made available immediately following the closing of the Series A Preferred stock purchase transaction. Principal advances under the Convertible Loan bear interest at the rate of ten percent (10%) per annum and interest is payable quarterly. The outstanding balance of principal and interest under the Convertible Loan was due and payable on March 10, 2002. The Convertible Loan is convertible, at WNAH's option, into shares of Series A Preferred stock which are further convertible into a number of shares of common stock at a rate of 10 to 1, which, when added to the shares of common stock issued or issuable pursuant to the Series E Debentures (not including the warrants accompanying the Series E Debentures) and other shares of Series A Preferred issued to WNAH, would constitute 82.2% of Anchor's common stock on a fully-diluted basis following such conversion. At December 31, 2001 the outstanding balance of principal and interest due under the Convertible Loan was $1,154,475. Anchor failed to make quarterly interest payments in 2000 and 2001 and, as a result of the default, the outstanding balances due at December 31, 2000 and 2001 have been classified as current.

      The Convertible Loan remains in default. Anchor is engaged in ongoing negotiations with WNAH concerning an extension of the maturity date and further forbearance of its interest payment defaults. There can be no assurance that the terms of the Convertible Loan will be amended in a manner acceptable to the Company or that the Company will be able to comply with any such amended terms.

      Affiliate Demand Loans and Overhead Support Charges: Since September 2000, WNA has provided administrative and overhead support services to Anchor and its subsidiaries under an inter-company resource sharing arrangement. WNA's overhead support includes the services of its senior executive personnel as well as the performance of human resources, accounting, insurance, legal, facilities management, information technology, and administrative functions and the use of WNA's nationwide data network, hardware and software infrastructure, web-site hosting capabilities and other communications resources. Anchor and its subsidiaries initially agreed to pay the sum of $12,500 per month for WNA's overhead support services. The monthly support fee was increased to 8% of monthly net revenue of WBA and 10% of monthly net revenue of Spectrum CA in January 2001 to more closely reflect the fair market value of the services and the amount of the expense savings realized by Anchor and its subsidiaries under the arrangement. WNA and other WNAH subsidiaries, WTX and SMC, has also made various demand loans to Anchor and its subsidiaries in the form of cash advances or payments made on their behalf subject to a reimbursement obligation. As of December 31, 2001, the aggregate demand loan balance due to WNA, WTX and SMC was $768,890 and the balance of unpaid overhead support charges was $457,533.

      Novaeon Note: The consideration for the Novaeon Assets under the Asset Purchase Agreement was a cash payment of $1,500,000 and delivery of Anchor's contingent promissory note for $3,500,000. The principal amount of the Novaeon Note has been retroactively reduced to $500,000 as of January 12, 2001 under the Note's contingent adjustment provision based on revenues received in 2001 from the operation of the purchased assets. All principal and accrued interest under the Novaeon Note was due and payable on April 30, 2002. In May 2002, the Company obtained an amendment of the repayment terms of the Novaeon Note to provide for monthly-amortized payments over a period of 12 months beginning on July 1, 2002. The Company paid $97,926 in principal and interest payments in May 2002, the remaining principal and interest of $457,353 plus 8% interest will be paid in 12 monthly installments of $39,784 until June 1, 2003.

      Legion Note: Anchor financed the purchase of the Novaeon Assets with a $2,000,000 loan provided by Legion evidenced by a promissory note in favor of Legion. The Legion Note was automatically convertible into Anchor securities in the event Anchor completed an equity offering resulting in gross proceeds of at least $3,000,000 by June 30, 2001. In conjunction with the making of the Legion Loan, WNAH and Legion executed a Note Purchase Agreement dated January 12, 2001 granting Legion the right to cause WNAH to purchase the Legion Note in exchange for the issuance of WNAH common stock to Legion in the event Anchor failed to repay the Note or complete a minimum $3,000,000 equity offering by June 30, 2001. Anchor and WNAH also entered into that certain Assignment and Assumption Agreement for Novaeon Transaction dated January 12, 2001 providing that if WNAH purchased the Legion Note under the Note Purchase Agreement, WNAH would cancel Anchor's obligations under the Legion Note and assume its obligations under the Novaeon Note in exchange for 100% of Spectrum CA's capital stock owned by Anchor.

      Anchor failed to complete a $3,000,000 equity offering or satisfy the Legion Loan by June 30, 2001. On November 21, 2001, Legion and Anchor executed a First Amendment to Promissory Note extending the due date of the Legion Loan and Legion's right to cause Anchor to purchase the Legion Note under the Note Purchase Agreement to December 31, 2001. Anchor was engaged in discussions with Legion regarding the further extension of the Legion Note's maturity when a Pennsylvania court appointed the Pennsylvania Insurance Commissioner as Legion's Rehabilitator. The court ordered the Commissioner to assume possession and control of all Legion's assets and business for the protection of policyholders as of that date. All further negotiations concerning the

      Legion Note will be conducted with the Pennsylvania Insurance Commissioner. There can be no assurance that an amendment of the Legion Note's repayment terms acceptable to the Company will be obtained or that the Rehabilitator will not commence legal action to collect the debt.

Financing Activities

      Since mid-2000, Anchor has unsuccessfully attempted to raise additional equity and/or debt capital. One financing alternative under consideration by Anchor contemplates funds to be provided by WNAH. WNAH, however, is currently prohibited under its Securities Purchase Agreement with Anchor from acquiring additional Anchor equity unless it first makes a tender offer to buy all of the shares of Anchor's common stock not then owned by WNAH, or its affiliates, at a purchase price equal to the greater of: (i) $0.80 per share (as adjusted for stock splits, combinations or dividends with respect to such shares) or (ii) the price per share determined by assuming the value of Anchor to the be equal to Anchor's earnings before income taxes ("EBIT") for the 12 full calendar months preceding the month in which the offer is made, multiplied by six (6) and divided by the number of shares outstanding of the Company on a fully diluted basis. This contractual restriction expires in March 2003. Any equity refinancing proposal involving funds to be provided by WNAH would likely be contingent upon WNAH successfully completing its own private equity offering which commenced in April 2002 and the approval of Anchor's disinterested common shareholders. There can be no assurance that a commitment from WNAH to provide additional funds to Anchor will be obtained or, if such an agreement is reached, that WNAH will be successful in its own efforts to raise additional working capital or that such a plan would be acceptable to Anchor's common shareholders.

      Anchor's Board of Directors is also assessing a variety of other re-financing alternatives involving, among other things, the conversion of debt held by affiliated (including WNAH and Legion) and unaffiliated creditors to Anchor stock. The Company also intends to seek an extension of the maturity of the Secured Bank Loan beyond October 2002. While the Board will continue to pursue re-financing alternatives, there can be no assurance that the Company will be successful, as any plan will necessarily involve multiple parties and contingencies.

Recently Issued Accounting Statements

      In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." These Statements change the accounting for business combinations and goodwill. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 did not have a material impact on the Company's consolidated results of operations, financial position, or cash flows. The amortization of goodwill, including goodwill recorded in past business combinations, will cease when the Company adopts SFAS No. 142 on January 1, 2002. The Company estimates the impact on the consolidated statement of operations for the year ended December 31, 2002 for the elimination of goodwill amortization will be a reduction in operating expenses of approximately $55,000. The Company has not performed a valuation analysis under SFAS No. 142 on the goodwill from the Spectrum CA acquisition and has not determined the impact of any impairment adjustment on its consolidated results of operations, financial position or cash flows.

      In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business (as previously defined in that opinion). SFAS No. 144 will be adopted by the Company as of January 1, 2002. The Company has not yet determined the impact of its adoption on its consolidated results of operations, financial position or cash flows.

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

      Anchor working capital deficiencies. The Company is insolvent and lacks sufficient working capital to meet its known debt obligations and other potential contingent liabilities. Management intends to seek to induce various creditors to forbear their debt and exchange all or a substantial portion of it for Anchor equity securities. In addition, the Company will seek to amend the repayment terms and further default forbearances under other secured and unsecured debt. If Anchor is unable to raise substantial additional working capital and restructure its debt obligations, the Company's assets, and the assets of its subsidiaries, will remain subject to possible foreclosure by one or more secured creditors and attachment by creditors that are able to obtain judgments against the Company. If such contingencies were to occur, the Company and its subsidiaries could be forced to discontinue all operations and/or seek bankruptcy protection.

      Encumbrance of Spectrum CA's assets and business. Spectrum CA remains the Company's sole operating subsidiary following the cessation of business by the WBA companies. Management's plan is to focus on the growth of Spectrum CA's managed care business. As previously described, the Company's commercial bank, Comerica Bank, and Legion both assert security interests encumbering Spectrum CA's assets and business. Unless Anchor is able to renegotiate the terms of the Secured Bank Loan and the Legion Loan or raise sufficient funds to satisfy them, the assets and business of Spectrum CA could be subject to foreclosure by Comerica Bank or the current holder of the Legion Loan, the Pennsylvania Insurance Commissioner. There can be no assurance given that Anchor will be successful renegotiating these loans, any of which, could result in the loss of Spectrum CA's business operation and assets to a third party.

      Customer concentration. Spectrum CA derives approximately 69% of its revenue from two customers. One of these customers, Legion, was placed into voluntary rehabilitation by the Commonwealth Court of Pennsylvania an April 1, 2002. Beginning on April 1, 2002, Legion will operate in run-off under the control of the Insurance Commissioner of the Commonwealth of Pennsylvania as Rehabilitator. Legion will not write any new insurance policies. Management is uncertain as to the effect of Legion's voluntary rehabilitation on the Company. Should Spectrum CA's business with these customers terminate, it will need to significantly reduce operating expenses to meet its liquidity requirements. If Spectrum CA cannot meet its liquidity requirements, its operations and financial condition will be materially and adversely affected.

      Limited operating history and net losses. The Company's ongoing managed care business was purchased in January 2001. Prior to purchase, the predecessor operator of the business, Novaeon, Inc., sustained significant losses and negative cash flows. The Company cannot assure that it will be successful in implementing its long-term growth strategy or that it will not sustain operating losses in the future.

      Pending and future legal proceedings. The Company's subsidiaries are, from time to time, the subject of claims for professional negligence or breach of contract under customer service agreements, and other general claims that may arise in the normal course of business. An adverse determination against Anchor or Spectrum CA in any pending or future legal proceedings would have a material adverse effect on the Company's business, financial condition, cash flows and results of operations.

      Fluctuations in quarterly operating results. Anchor has experienced in the past, and will continue to experience in the future, quarterly variations in net revenues and net income. Thus, operating results for any particular quarter are not necessarily indicative of results for any future period. Factors that have affected quarterly operating results include: (i) the timing of new customer contracts or termination of existing contracts; (ii) competitive conditions in its industry; (iii) acquisitions; (iv) general economic conditions; and (v) the level of operating expenses incurred by its Anchor and its subsidiaries. Many of these factors are beyond Anchor's control.

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

      Compliance with Securities Act reporting requirements. The Company has failed to satisfy its reporting requirements under the Securities Exchange Act of 1934 during the preceding twelve months. Management plans to file the required attachments to its delinquent Form 8-K filing in connection with Anchor's purchase of the Novaeon Assets upon receipt of audited financial statements for the Novaeon Assets. The Company does not have sufficient cash resources at this time, however, to pay the estimated professional fees for the required audit services. As a result, there can be no assurance the Company will complete the above actions in the near term, if ever. The Company is late filing the quarterly report on Form 10-Q for the quarter ended March 31, 2002. The Company plans to file the Form 10-Q for the quarter ended March 31, 2002 in the near future.

      Competition. The market for managed care services is highly competitive. Many of Spectrum CA's competitors have significantly greater personnel and financial resources and serve a much greater share of the available market. In addition, new and greater competition may emerge from unknown sources at any time. The Company cannot assure that it will be able to compete successfully against current and future competitors.

      Dependence on key personnel. Anchor's future success will depend largely on the efforts and abilities of its executive officers and certain key managerial, technical and sales employees. The Company does not maintain life insurance policies on its key personnel. Furthermore, the executives performing critical functions as officers of Anchor and Spectrum CA are employed by WNA. The employment of substantially all of those employees is terminable at will by the employer or the employee. The loss of any of the services of these executives to Anchor or its subsidiaries could have a material adverse effect on the Company's business, financial condition, cash flow and results of operations. Anchor cannot assure that it will be successful in retaining the services of such key personnel.

      Inflation & technology. The health insurance industry, and particularly the managed care sector, continuously seek broader services and greater savings from service providers. Market demand for computer systems that improve productivity, accommodate electronic data interchange, and provide internet client and provider interfaces requires managed care service providers to maintain significant investments in information technology equipment, systems and infrastructure. Managed care service providers that are unable to maintain such investments in state-of-the-art systems will find it increasingly difficult to satisfy customer service requirements and remain cost-competitive. There can be no assurance, given Spectrum CA's current working capital constraints, that it will be able to maintain a competitive position in the market.

Item 8.   Financial Statements and Supplementary Data

      Our consolidated financial statements and footnotes and the reports of independent auditors thereon are included in this report on pages F-2 through F-25.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

      As described more fully in a Current Report filed with the SEC on February 12, 2001 Anchor orally dismissed Odenberg, Ullakko, Muranishi & Co. ("OUM") effective January 17, 2001 and, effective as of such date, engaged Deloitte & Touche LLP ("D&T") as its independent accountants. The change in independent accountants was approved by Anchor's Board of Directors. The primary reason for the change at that time was that Anchor had recently moved its principal executive offices from Concord, California to San Diego, California. OUM's sole offices are located in San Francisco, California, and Anchor's Board of Directors believe that it would be in Anchor's best interests to have independent accountants located nearer to its offices in San Diego. Subsequent events and the further discovery of facts relating to OUM's actions in 1999 and 2000 led to the Company's reclassification of certain transactions and the initiation of legal proceedings against OUM as described below.

      The reports of OUM on Anchor's financial statements as of and for the years ended December 31, 1998 and 1999 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles. Except for the reclassification of certain 1999 transactions described below, during the period from January 1, 1998 to the present, there were no disagreements with OUM on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures which, if not resolved to the satisfaction of OUM, would have caused OUM to make reference to the subject matter of such disagreements in connection with its Report, and OUM did not advise Anchor as to any matters that would be required to be disclosed pursuant to paragraph
(a)(1)(iv) or (a)(1)(v) of Item 304 of Regulation S-K.

      The Company has reclassified certain fiscal year 1999 withdrawals of funds held in client fiduciary accounts of its discontinued WBA business and owed to such fiduciary accounts at December 31, 1999. The general circumstances of the reclassification are disclosed in Note 2 to the Consolidated Financial Statements of the Annual Report for the year ended December 31, 2000 filed on the Form 10-K on February 8, 2002 but are more fully described below.

      At December 31, 1999, the Company, under former management, had, without authorization, withdrawn $160,000 of client fiduciary funds and used them to satisfy certain obligations in its business. Such amounts were improperly classified as deferred revenue in the Company's financial books and records at December 31, 1999 and have since been reclassified as amounts due to fiduciary funds for the fiscal year ending December 31, 1999 to conform to fiscal year 2000 financial statement presentation. Such reclassification had no effect on 1999 net income as previously reported. During the first three months of 2000, the Company, under former management, made additional unauthorized withdrawals from fiduciary funds in the amount of $114,000 for use in its operations. All outstanding sums due to fiduciary funds were repaid by the Company in March 2000. In February 2002, Anchor filed a lawsuit against OUM seeking damages for professional negligence in connection with the performance of its services in 1999 and 2000 relating to these matters. OUM filed a cross-complaint against the Company in response. The respective claims of Anchor and OUM were settled on May 15, 2002 with each party agreeing to release the other and bear its own legal fees and litigation expenses.

      At no time during the fiscal years ended December 31, 1998, 1999 and 2000, or during the subsequent interim periods preceding D&T's engagement as Anchor's independent public accountants, did Anchor consult with D&T regarding the application of accounting principles to any transaction, the type of audit opinion that might be rendered on the financial statements of Anchor or any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to such Item) or a reportable event (as described in Item 304(a)(1)(v) of Regulation S-K.)

                                    PART III

Item 10. Directors and Executive Officers of Anchor

      The following information is provided regarding the executive officers and directors of Anchor as of December 31, 2001.

                     Name             Age                 Position
                     ----             ---                 --------

Jeffrey S. Ward ....................   41     Chief Executive Officer, Chairman
                                              and Director
Gerard A.C. Bakker .................   56     President and Director
Kevin P. Jasper ....................   49     Executive Vice President,
                                              Secretary, and Director
Thomas O. Hedford ..................   60     Senior Vice President
Russell A. Whitmarsh ...............   41     Director

     Jeffrey S. Ward Mr. Ward has served as a Director, Chairman, and Chief Executive Officer of Anchor since March 2000. He is employed as Chairman and Chief Executive Officer of WNA and also serves as Chairman and CEO of WNAH and CEO of its other subsidiaries, Spectrum Managed Care, Inc., and Ward-Interspect, Ltd. These firms specialize in providing a diverse array of claims management solutions to the Insurance and Alternative Risk markets through over 70 offices in the United States and Canada. Mr. Ward began his career in 1980 as a multi-line adjuster for a regional adjusting firm in Southern California, A.L. Wisdom & Associates ("Wisdom"). From 1985 to 1988, Mr. Ward served as Vice President of Operations for Wisdom. In 1988, he formed J.S. Ward & Co., which operated as a third-party administrator for self-insured's and simultaneously led a management buyout of Wisdom. In 1991, both J.S. Ward & Co. and Wisdom were acquired by Swiss-Re owned Thomas Howell Group; an international loss adjusting firm based in London, and merged together to form Ward-THG. Mr. Ward served as CEO of Ward-THG, Inc. from 1991 to 1995. In 1995, Mr. Ward was appointed President of the General Claims Services operation of Atlanta-based Thomas Howell Group (Americas), Inc., which included Gay & Taylor, Inc. one of the largest adjusting companies in the United States, founded in 1928. Later that year he formed Ward North America Holding, Inc. and led the management buy-out of Ward-THG and Atlanta based Gay & Taylor from Swiss-Re. Mr. Ward holds a Bachelor's degree in Business Administration from the University of San Diego. He is also a member of the San Diego Chapter of the Young Presidents Organization.

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

     Kevin P. Jasper. Mr. Jasper has held the positions of Director, Executive Vice President and Assistant Secretary of Anchor since March 2000. He was appointed Secretary in December 2000. Mr. Jasper is employed by WNA and has served as Executive Vice President of WNA and WNAH since January 2000. Mr. Jasper joined WNA and WNAH as Vice President - Strategic Planning and since that time has served as Senior Vice President and Chief Administrative Officer until assuming his current positions. From 1993 to 1997, Mr. Jasper was self-employed and developed and operated multi-family real estate projects in California for his own account. Prior to 1993, Mr. Jasper was involved as a principal in 3 start-up business enterprises. From 1989 through 1992 he co-founded and held executive management positions, including President - Manufacturing, in Gigatek Memory Systems, Inc., a manufacturer of computer memory storage products. In 1991, Mr. Jasper co-founded and served as a director of Sassaby, Inc. a manufacturer of cosmetic accessories and developer of a branded cosmetics line, JANE. That same year he also co-founded and served as a director of the predecessor entity to Trega Biosciences, Inc. (Nasdaq

National Market - "TRGA"). Mr. Jasper holds a B.S. in Accounting from San Diego State University and is a Magna Cum Laude graduate of California Western School of Law. He was admitted to the California Bar in 1979.

     Thomas O. Hedford. Mr. Hedford served as Executive Vice President of Anchor from 1998 until May 2000 and Senior Vice President from May 2000 until his resignation effective December 31, 2001. He was made President - Sales and Marketing of WBAIS and shared an "Office of the President" role with the company's former Chief Operating Officer beginning in March 2000. He was later promoted to President of WABIS in April 2001 and served in that capacity until December 31, 2001. Mr. Hedford joined Harden & Company Insurance Services, Inc., as Executive Vice President when it acquired PHA's employee benefits administration division in 1998. He served in that capacity until March 2000 when Ward North America Holding, Inc., purchased a majority interest in Harden & Company's parent, Anchor Pacific Underwriters, Inc. At that time, Mr. Hedford became Senior Vice President of Anchor and President - Sales and Marketing of Harden & Company (now known as Ward Benefits Administrators & Insurance Services, Inc.). Mr. Hedford received a B.A. degree in Mathematics from the University of Washington in 1963. He has been a Member of the Academy of Actuaries since 1971 and was admitted as a Fellow of Actuaries in 1976. Mr. Hedford is a past Chairman of Oregon's Pool for Uninsurable Individuals and former Treasurer of the Oregon Life & Heath Guaranty Association.

     Russell A. Whitmarsh. Mr. Whitmarsh is employed by WNA and holds the office of Senior Vice President for both WNA and WNAH. He began serving Anchor as a Director in March 2000 until his resignation effective May 3, 2002. Mr. Whitmarsh began his career in 1983 as a multi-line field claims adjuster for A.L. Wisdom & Associates. In 1988 he became a partner with Jeffrey S. Ward in A.L. Wisdom & Associates and J.S. Ward & Co. He currently directs the field claims services division of WNA. Mr. Whitmarsh also manages WNA's Western United States District and supports the Chief Executive Officer with a variety of corporate administration functions.

     None of the directors of Anchor hold directorships in any company (other than Anchor) with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended. No director or executive officer of Anchor has a family relationship with another director or executive officer of Anchor.

Item 11. Executive Compensation

     Directors of Anchor do not receive any fees for their service as Board or Committee members. Anchor reimburses reasonable out-of-pocket expenses incurred by Directors performing services for Anchor.

     Pursuant to a non-discretionary formula set forth in the Company's Stock Option Plan, non-employee Directors receive stock options covering 15,000 shares upon their initial election to the Board (the "Initial Grant"), and automatically receive supplemental options covering 1,000 shares on each subsequent re-election (the "Annual Grant"). The Initial Grant and Annual Grant are cumulatively exercisable to the extent of 25% of the shares subject to the option on the first, second, third and fourth anniversaries of the date of grant, becoming 100% exercisable on the fourth anniversary of the date of grant. Each such option is granted with an exercise price at fair market value on the date of grant (or 110% of fair market value in the case of an optionee who owns stock representing more than 10% of the total combined voting power of all classes of the stock of Anchor). These options expire on the earlier of ten years from the grant date or thirty months following termination of the Director's tenure on the Board.

     The following table shows for the fiscal years ended December 31, 2001, 2000 and 1999, the compensation paid to the executive officers of Anchor and its subsidiaries whose aggregate salaries and bonuses exceeded $100,000.

                        Summary Annual Compensation Table

                                                                                          All Other
Name and Principal Position                   Year      Salary ($)     Bonus ($)      Compensation ($)
---------------------------                   ----      ----------     ---------      ----------------
Thomas O. Hedford                             2001        114,359          --             29,176/(3)/
  (Senior Vice President of Anchor and        2000        116,064          --              8,400/(2)/
President of WBAIS)                           1999        125,000       2,500/(1)/         8,400/(2)/

/(1)/ Represents incentive compensation paid to Mr. Hedford based on WBAIS's financial performance. The bonus for 1999 is equal to 50% of 3% of WBAIS's operating results ("EBITDA," earnings before income taxes, depreciation and amortization).

/(2)/ Represents car allowance.

/(3)/ Represents car allowance of $8,400 and accrued vacation paid at employment termination of $20,776.

      All other officers of Anchor and its subsidiaries are employed by and compensated directly by WNA for their services. WNA charges Anchor and its subsidiaries a monthly fee pursuant to a resource sharing agreement that indirectly reimburses it for a portion of the compensation costs of such officers.

             Aggregated Option/SAR Exercises in the Last Fiscal Year
                  And Fiscal Year-End Option/SAR/Warrant Values

                               Number of Securities       Value of Exercisable
                              Underlying Exercisable          In-the-Money
      Name                   Options/SARs/Warrants at   Options/SARs/Warrants at
                                     12/31/01                   12/31/01
      Thomas O. Hedford               40,375                       $0

Item 12. Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners

         The table below identifies the beneficial owners of more than five percent (5%) of Anchor's voting securities as of December 31, 2001:

Class of Security         Name & Address of Beneficial Owner    Amount & Nature of Beneficial             Percent of
                                                                Ownership as of December 31, 2001           Class
Preferred Stock           Ward North America Holding, Inc.      1,853,300 shares of Series A                100%
                          610 W. Ash Street, Suite 1500         Convertible Preferred Stock with
                          San Diego, CA 92101                   voting rights equal to 18,533,000
                                                                shares of Common Stock

Security Ownership of Management

      The table below summarizes the number of shares of Anchor's common stock beneficially owned as of December 31, 2001, by (a) incumbent directors who are also named executive officers; (b) named executive officers who are not directors; and (c) by all directors and executive officers as a group. Except as otherwise indicated, each person has sole investment and voting powers with respect to the shares shown as beneficially owned. Ownership information is based upon information furnished by the respective individuals.

      Name                                                       Common Stock Beneficially             Percent
                                                               Owned as of December 31, 2001           of Class
      (a)   Directors and Executive Officers:
      Russ A. Whitmarsh                                                   4,000/(1)/                   0.08%
      Gerard A.C. Bakker                                                  4,000/(1)/                   0.08%
      Jeffrey S. Ward                                                     4,000/(1)/                   0.08%
      Kevin P. Jasper                                                     4,000/(1)/                   0.08%
      (b)   Executive Officers:
      Thomas O. Hedford                                                  40,375/(2)/                   1.10%
      (c)   All Directors and Executive Officers as a group              56,375                        1.18%

/(1)/ Includes 4,000 shares of common stock issuable upon the exercise of stock options
/(2)/ Includes 34,475 shares of common stock issuable upon the exercise of stock options and 6,000 shares of common stock issuable upon the exercise of warrants at a purchase price of $0.50 per share.

Item 13. Certain Relationships and Related Transactions

      At December 31, 2001 and 2000, Anchor owed WNAH $1,499,000 and $1,909,000, respectively under outstanding 10% Series E convertible debentures and the Convertible Loan. Total interest incurred on Anchor's combined debt to WNAH and WNA was approximately $155,983 and $101,158 for the years ended December 31, 2001 and 2000, respectively. WNAH has foregone collection of sums due under its Series E debentures and the Convertible Loan.

      WNA provided certain overhead support to Anchor and its subsidiaries in 2001 pursuant to that certain Overhead Support & Resource Sharing Agreement. Under the terms of the agreement, WNA was to receive a monthly fee of 8% of the net revenue of the WBA companies and 10% of Spectrum CA's revenue in 2001. The overhead support services provided by WNA under the agreement included the services of its legal, accounting, human resources, marketing and information technology departments and the use of its telephone and data communications infrastructure. The outstanding balance of WNA's cash advances to and on behalf of the Company, unpaid overhead support charges due to WNA and other operating activity from WTX and SMC as of December 31, 2001 and 2000 was $768,890 and $384,394, respectively.

      The WBA companies purchased $279,758 and $41,254 in 2001 and 2000, respectively, in certain operational services performed by G.E. Capital International Services (GECIS). GECIS is an affiliate of General Electric Capital Corporation, a shareholder of WNAH.

      Spectrum CA derived approximately 21% of its 2001 revenues from Legion. Legion is a shareholder of WNAH and the holder of a $5 million promissory note due from WNAH. Legion is also the maker of a $2 million loan to Anchor.

                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(1)   Financial Statements.

      Reports of Independent Auditors

      Consolidated Balance Sheets as of December 31, 2001 and 2000

      Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and 1999

      Consolidated Statements of Stockholders' Equity for the years ended December 31, 2001, 2000 and 1999

      Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999

      Notes to Consolidated Financial Statements

(2)   Exhibit Index.

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

3.3    Certificate of Amendment to Certificate of Incorporation dated March 10,
       2000.

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

10.5 Employment Agreement dated August 16, 1994, between Anchor and James R. Dunathan. Incorporated by reference to Exhibit 10.5 of Anchor's Annual Report on Form 10-K for the year ended December 31, 1994.*

10.6 Amendment No. 1 to Employment Agreement dated December 19, 1994, between Anchor and James R. Dunathan. Incorporated by reference to Exhibit 10.6 of Anchor's Annual Report on Form 10-K for the year ended December 31, 1994.*

10.6a Employment Agreement dated August 16, 1997, between Anchor and James R. Dunathan. Incorporated by reference to Exhibit 10.6a of Anchor's Quarterly Report on Form 10Q for the quarter ended September 30, 1997.*

10.6b Amendment No. 1 to Employment Agreement dated May 1, 1999, between Anchor and James R. Dunathan. Incorporated by reference to Exhibit 10.6b of Anchor's Annual Report on Form 10-K for the year ended December 31, 1999.

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

10.41a Amendment No. 1 to Employment Agreement dated May 1, 1999, between Harden and Thomas O. Hedford. Incorporated by reference to Exhibit 10.41a of Anchor's Annual Report on Form 10-K for the year ended December 31, 1999.*

10.42 Employment Agreement dated May 1, 1999, between Harden and Earl Wiklund. Incorporated by reference to Exhibit 10.42 of Anchor's Annual Report on Form 10-K for the year ended December 31, 1999.*

10.43 Employment Agreement dated April 1, 2000 between Harden and Thomas O. Hedford. * Incorporated by reference to Exhibit 10.43 of Anchor's Annual Report on Form 10-K for the year ended December 31, 2000.

10.44 Overhead Support & Resource Sharing Agreement by and between Ward North America, Inc. and Anchor Pacific Underwriters, Inc. Ward Benefits Administrators & Insurance Services, Inc., formerly known as Harden & Company Insurance Services, Inc., and Harden & Company of Arizona, Inc., and made effective as of September 1, 2000. Incorporated by reference to Exhibit 10.44 of Anchor's Annual Report on Form 10-K for the year ended December 31, 2000.

10.45 Stock Subscription Agreement dated effective January 12, 2001 by and between Anchor, as the purchaser, and Spectrum Managed Care of California, Inc., as the issuer. Incorporated by reference to Exhibit
         10.45 of Anchor's

         Annual Report on Form 10-K for the year ended December 31, 2000.

10.46 Stipulation entered into on February 28, 2001 between Anchor and Sutter Square Associates, LLC, concerning Anchor's surrender of possession of the office premises at 1800 Sutter Street, Concord, California under that certain office lease dated October 29, 1990, as amended on June 10, 1991, April 16, 1994 and September 9, 1994 between the parties incorporated by reference to Exhibit 10.2 of Anchor's Annual Report on Form 10-K for the year ended December 31, 1994. Incorporated by reference to Exhibit 10.46 of Anchor's Annual Report on Form 10-K for the year ended December 31, 2000.

10.47 Lease dated March 15, 2001 between Royal Management Company and Spectrum CA for the office premises located at 37650 Professional Center Drive, Livonia, PA. Incorporated by reference to Exhibit 10.47 of Anchor's Annual Report on Form 10-K for the year ended December 31, 2000.

10.48 Sublease dated May 3, 2001 between Sirius Computer Solutions, Inc., and Spectrum CA for the office premises located at Whiteland Office Plaza, Whiteland Business Park, 740 Springdale Road, Exton Pennsylvania 19341. Incorporated by reference to Exhibit 10.48 of Anchor's Annual Report on Form 10-K for the year ended December 31, 2000.

10.49 Commission Arrangement by and between Ward Benefits Administrators & Insurance Services, Inc. and Loomis Benefits West, Inc. dated January 1, 2002. Incorporated by reference to Exhibit 10.49 of Anchor's Annual Report on Form 10-K for the year ended December 31, 2000.

10.50 Forbearance Agreement and Amendment to Promissory Note by and between Anchor Pacific Underwriters, Inc, and Comerica Bank dated January 2, 2002 Incorporated by reference to Exhibit 10.50 of Anchor's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

10.51 Guaranty - Ward North America Holding, Inc. Incorporated by reference to Exhibit 10.51 of Anchor's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

10.52 Overhead Support and Resource Sharing Agreement by and between Ward North America, Inc., and Spectrum Managed Care of California, Inc., dated January 13, 2001.

16.1 Letter dated March 7, 2001 from Odenberg Ullakko Muranishi & Co. regarding the change in independent public accountants. Incorporated by reference to Exhibit 16.1 of Anchor's Amended Current Report on Form 8-KA for the period ended January 17, 2001.

99.1 Contingent Promissory Note made by Anchor in favor of Novaeon, Inc., dated January 12, 2001. Incorporated by reference to Exhibit 99.1 of Anchor's Current Report on Form 8-K for the period ended January 12, 2001.

99.2     Press Release dated January 16, 2001. Incorporated by reference to
         Exhibit 99.2 of Anchor's Current Report on Form 8-K for the period ended January 12, 2001.

99.3 Convertible Promissory Note made by Anchor in favor of Legion dated January 12, 2001. Incorporated by reference to Exhibit 99.3 of Anchor's Current Report on Form 8-K for the period ended January 12, 2001.

99.3a First Amendment to Promissory Note entered into on November 21, 2001 by and between Anchor and Legion Insurance Company amending that certain Promissory Note dated January 12, 2001 in the principal amount of two million dollars ($2,000,000) executed by Anchor in favor of Legion Insurance Company. Incorporated by reference to Exhibit 99.3a of Anchor's Annual Report on Form 10-K for the year ended December 31, 2000.

99.4 Security Agreement in favor of Legion dated January 12, 2001, securing the assets acquired by Anchor pursuant to the Asset Purchase Agreement Incorporated by reference to Exhibit 99.4 of Anchor's Current Report on Form 8-K for the period ended January 12, 2001.

99.5 Assignment and Assumption Agreement by and between Anchor and WNAH dated January 12, 2001. Incorporated by reference to Exhibit 99.5 of Anchor's Current Report on Form 8-K for the period ended January 12, 2001.

--------------------------------------------------------------------------------
All other exhibits are omitted because they are inapplicable.

*Denotes management contract or compensatory plan or arrangement.

(3)   Reports on Form 8-K and Form 8-KA.

Current Report dated January 12, 2001 reporting acquisition of Novaeon, Inc. by Anchor.

Amended Current Report dated January 17, 2001 reporting change in Anchor's auditors.

Current Report dated February 12, 2001 reporting change in Anchor's auditor.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Anchor has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            Anchor Pacific Underwriters, Inc.
                                                       (Anchor)

Date: June 18, 2002                     By:     /s/ Jeffrey S. Ward
                                            ----------------------------------
                                                    Jeffrey S. Ward
                                                 Chief Executive Officer
                                              (Principal Executive Officer)

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

                 Signature                                      Title                                 Date
                 ---------                                      -----                                 ----

            /s/ Jeffrey S. Ward                Chairman, Chief Executive Officer and             June 18, 2002
--------------------------------------------
              Jeffrey S. Ward                  Director
       (Principal Executive Officer)

          /s/ Gerard A.C. Bakker               President and Director                            June 18, 2002
--------------------------------------------
            Gerard A.C. Bakker

            /s/ Kevin P. Jasper                Executive Vice President, Secretary and           June 18, 2002
--------------------------------------------
              Kevin P. Jasper                  Director

               ANCHOR PACIFIC UNDERWRITERS, INC. AND SUBSIDIARIES
        (a majority owned subsidiary of Ward North America Holding, Inc.)
                        CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2001, 2000 and 1999

Reports of Independent Auditors ........................................  F-2-3

Audited Consolidated Financial Statements

Consolidated Balance Sheets ............................................  F-4

Consolidated Statements of Operations ..................................  F-5

Consolidated Statements of Deficiency in Assets ........................  F-6

Consolidated Statements of Cash Flows ..................................  F-7

Notes to Consolidated Financial Statements .............................  F-8-25

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors
and Shareholders of
Anchor Pacific Underwriters, Inc.
San Diego, California

      We have audited the accompanying consolidated balance sheets of Anchor Pacific Underwriters, Inc. and subsidiaries (the "Company," a majority owned subsidiary of Ward North America Holding, Inc.) as of December 31, 2001 and 2000 and the related consolidated statements of operations, deficiency in assets, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Anchor Pacific Underwriters, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

      The accompanying consolidated financial statements for the years ended December 31, 2001 and 2000 have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company's recurring losses from operations, negative working capital and deficiency in assets raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

      On April 1, 2002, one of the Company's major customers and an investor, Legion Insurance Company ("Legion"), went into voluntary rehabilitation with the Commonwealth of Pennsylvania. As described in Note 16, management is uncertain as to the effect of Legion's voluntary rehabilitation on the Company.

/s/ Deloitte & Touche LLP

San Diego, California
May 29, 2002

To the Board of Directors
and Shareholders of
Anchor Pacific Underwriters, Inc.

                         REPORT OF INDEPENDENT AUDITORS

      In our opinion, the accompanying consolidated statements of operations, deficiency in assets and cash flows present fairly, in all material respects, the financial position of Anchor Pacific Underwriters, Inc. and its subsidiaries at December 31, 1999, and the results of their operations and their cash flows for the year ended December 31, 1999, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.

Concord, California
March 17, 2000

ANCHOR PACIFIC UNDERWRITERS, INC. AND SUBSIDIARIES
        (a majority owned subsidiary of Ward North America Holding, Inc.)
                           CONSOLIDATED BALANCE SHEETS

                                                                                                     December 31
                                                                                                     -----------
                                                                                                 2001            2000
                                                                                             ------------    ------------
                                            ASSETS
Current assets:
     Cash and cash equivalents ...........................................................   $    589,526    $         --
     Accounts receivable (less allowance for doubtful accounts of
        $196,763 and $7,500 in 2001 and 2000, respectively) ..............................        732,285         407,616
     Prepaid expenses and other current assets ...........................................         15,939          90,099
                                                                                             ------------    ------------
     Total current assets ................................................................      1,337,750         497,715
Property and equipment, net ..............................................................        212,821         421,535
Intangible assets, net ...................................................................        492,721              --
Other long-term assets ...................................................................         16,710          76,538
                                                                                             ------------    ------------
Total assets .............................................................................   $  2,060,002    $    995,788
                                                                                             ============    ============

                             LIABILITIES AND DEFICIENCY IN ASSETS

Current liabilities:
     Cash overdraft ......................................................................   $         --    $    138,695
     Accounts payable ....................................................................        987,779         432,752
     Accrued expenses ....................................................................      1,230,458         391,643
     Accrued legal expenses ..............................................................        206,322         435,000
     Short-term borrowings from related parties ..........................................        768,890         793,394
     Debt, including $3,499,000 and $1,500,000 in 2001 and 2000,
        owed to related parties ..........................................................      4,969,084       2,604,761
     Current portion of capital lease obligations ........................................         79,529         107,417
                                                                                             ------------    ------------
Total current liabilities ................................................................      8,242,062       4,903,662
Capital lease obligations, net of current portion ........................................             --         232,453
                                                                                             ------------    ------------
Total liabilities ........................................................................      8,242,062       5,136,115
                                                                                             ------------    ------------

Commitments and contingencies (Notes 1, 8 and 9) .........................................             --              --

Deficiency in assets:
Preferred stock--$.02 par value; 2,500,000 shares authorized; 1,853,300 shares issued
   and outstanding at December 31, 2001 and 2000 .........................................         37,066          37,066
Common stock--$.02 par value; 16,000,000 shares authorized; 4,709,910 and
   4,709,931 shares issued and outstanding at December 31, 2001 and 2000, respectively ...         94,201          94,201
Additional paid-in capital ...............................................................      6,158,787       6,158,787
Accumulated deficit ......................................................................    (12,472,114)    (10,430,381)
                                                                                             ------------    ------------
Total deficiency in assets ...............................................................     (6,182,060)     (4,140,327)
                                                                                             ------------    ------------
Total liabilities and deficiency in assets ...............................................   $  2,060,002    $    995,788
                                                                                             ============    ============

       See accompanying notes to consolidated financial statements and the reports of independent auditors.

               ANCHOR PACIFIC UNDERWRITERS, INC. AND SUBSIDIARIES
        (a majority owned subsidiary of Ward North America Holding, Inc.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                           Year Ended December 31
                                                                                           ----------------------
                                                                                    2001           2000           1999
                                                                                -----------    -----------    -----------
Revenues:
     Service fees ........................................................      $ 4,673,678    $        --    $        --
                                                                                -----------    -----------    -----------
Operating expenses:
     Salaries, commissions and employee benefits .........................        2,738,022             --             --
     Selling, general and administrative expenses (including $464,973 of
         allocations from an affiliate) ..................................        1,496,679             --             --
     Amortization of intangible assets ...................................           54,748             --             --
     Depreciation and amortization .......................................           96,161             --             --
                                                                                -----------    -----------    -----------
         Total operating expenses ........................................        4,385,610             --             --
                                                                                -----------    -----------    -----------
Income from continuing operations before other income (expense)
   and income taxes ......................................................          288,068             --             --
                                                                                -----------    -----------    -----------
Other income (expense):
     Interest expense ....................................................         (420,036)      (260,694)      (186,441)
     Other ...............................................................            3,263          2,119             --
                                                                                -----------    -----------    -----------
         Total other expense .............................................         (416,773)      (258,575)      (186,441)
                                                                                -----------    -----------    -----------
Loss from continuing operations before income taxes ......................         (128,705)      (258,575)      (186,441)
Provision for income taxes ...............................................            4,060          7,710          5,908
                                                                                -----------    -----------    -----------
Loss from continuing operations ..........................................         (132,765)      (266,285)      (192,349)
                                                                                -----------    -----------    -----------
Discontinued operations:
     Loss from operations ................................................       (1,449,081)    (3,058,571)    (2,285,622)
     Loss on disposal ....................................................         (459,887)            --             --
                                                                                -----------    -----------    -----------
Loss from discontinued operations ........................................       (1,908,968)    (3,058,571)    (2,285,622)
                                                                                -----------    -----------    -----------
Net loss .................................................................      $(2,041,733)   $(3,324,856)   $(2,477,971)
                                                                                ===========    ===========    ===========

Net loss per share:
     Loss from continuing operations .....................................      $     (0.03)   $     (0.06)   $     (0.04)
     Loss from discontinued operations ...................................            (0.40)         (0.65)         (0.49)
                                                                                -----------    -----------    -----------
Basic and diluted net loss per common share ..............................      $     (0.43)   $     (0.71)   $     (0.53)
                                                                                ===========    ===========    ===========
Weighted-average number of common shares outstanding .....................        4,709,910      4,710,029      4,710,056
                                                                                ===========    ===========    ===========




       See accompanying notes to consolidated financial statements and the reports of independent auditors.

               ANCHOR PACIFIC UNDERWRITERS, INC. AND SUBSIDIARIES
        (a majority owned subsidiary of Ward North America Holding, Inc.)
                 CONSOLIDATED STATEMENTS OF DEFICIENCY IN ASSETS

                                             Preferred Stock         Common Stock       Additional     Accumulated
                                             ---------------         ------------
                                           Shares       Amount     Shares     Amount     Paid-In          Deficit          Total
                                           ------       ------     ------     ------     --------         -------          -----
                                                                                         Capital
                                                                                         -------
Balance at January 1, 1999 .........          --    $     --    4,710,057     $ 94,201   $ 4,232,265   $ (4,627,554)  $   (301,088)

Canceled stock-Fractional shares ...          --          --           (2)          --            --             --             --
Net loss ...........................          --          --           --           --            --     (2,477,971)    (2,477,971)
                                       ---------    --------    ---------     --------   -----------   ------------   ------------

Balance at December 31, 1999 .......          --          --    4,710,055       94,201     4,232,265     (7,105,525)    (2,779,059)
Canceled stock-Fractional shares ...          --          --         (124)          --            --             --             --
Preferred stock issued, net of
$36,412 of issuance costs ..........   1,853,300      37,066           --           --     1,926,522             --      1,963,588
Net loss ...........................          --          --           --           --            --     (3,324,856)    (3,324,856)
                                       ---------    --------    ---------     --------   -----------   ------------   ------------

Balance at December 31, 2000 .......   1,853,300      37,066    4,709,931       94,201     6,158,787    (10,430,381)    (4,140,327)
Canceled stock-Fractional shares              --          --          (21)          --            --             --             --
Net loss ...........................          --          --           --           --            --     (2,041,733)    (2,041,733)
                                       ---------    --------    ---------     --------   -----------   ------------   ------------

Balance at December 31, 2001 .......   1,853,300    $ 37,066    4,709,910     $ 94,201   $ 6,158,787   $(12,472,114)  $ (6,182,060)
                                       =========    ========    =========     ========   ===========   ============   ============




      See accompanying notes to consolidated financial statements and the reports of independent auditors.

               ANCHOR PACIFIC UNDERWRITERS, INC. AND SUBSIDIARIES
        (a majority owned subsidiary of Ward North America Holding, Inc.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                  Year Ended December 31
                                                                                                  ----------------------
                                                                                            2001           2000           1999
                                                                                            ----           ----           ----
Cash flows from operations:
   Net loss from operations.......................................................     $  (2,041,733)  $ (3,324,856)  $ (2,477,971)
   Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
   Depreciation and amortization..................................................           305,392        440,112        276,667
   Amortization of intangible assets..............................................            54,748         66,062         66,120
   Impairment of intangible assets................................................                --        461,751             --
   Write down of internal use software and other equipment from discontinued
   operations.....................................................................           399,948        982,400             --
   Loss on disposal of fixed assets ..............................................            42,615             --             --
   Changes in assets and liabilities, net of effects of acquisition in 2001:
      Accounts receivable.........................................................           625,331         57,721         62,490
      Prepaid expenses and other current assets...................................           281,160         58,675         42,975
      Other assets................................................................            59,828        (16,061)        19,954
      Cash overdraft..............................................................          (138,695)        82,769         55,926
      Accounts payable and accrued expenses.......................................         1,165,164       (566,749)       598,977
                                                                                       --------------  -------------  -------------
      Cash flows provided by (used in) operating activities.......................           753,758     (1,758,176)    (1,354,862)
                                                                                       --------------  -------------  -------------

Cash flows from investing activities:
   Net proceeds from sale of PKW..................................................                --             --      2,054,995
   Cash paid for acquisitions.....................................................        (1,524,469)            --             --
   Purchases of property and equipment, net of capital leases.....................          (525,796)      (821,628)      (323,607)
                                                                                       --------------  -------------  -------------
      Cash flows (used in) provided by investing activities.......................        (2,050,265)      (821,628)     1,731,388
                                                                                       --------------  -------------  -------------

Cash flows from financing activities:
   Short-term borrowings (related party activity: $502,316, $793,394 and $0 in
       2001, 2000 and 1999, respectively).........................................           502,316        793,394        200,000
   Repayments on short-term borrowings (related party activity: $409,000, $0 and            (409,000)      (200,000)      (200,000)
       $0 in 2001, 2000 and 1999, respectively)...................................
   Borrowings on long-term debt (related party activity:  $2,090,000, $1,100,000,
       and $473,000, in 2001, 2000 and 1999, respectively)........................         2,220,653      1,100,000      1,199,000
   Repayment of long-term debt (related party activity: $91,000, $240,000, and
       $104,000, in 2001, 2000 and 1999, respectively)............................          (356,331)      (563,059)    (1,317,746)
   Repayments of long-term liabilities and capital lease obligations..............           (71,605)      (514,119)      (395,919)
   Preferred stock issuance costs.................................................                --        (36,412)            --
   Issuance of preferred stock (related party activity:  $0, $2,000,000 and $0 in
       2001, 2000 and 1999, respectively).........................................                --      2,000,000             --
                                                                                       --------------  -------------  -------------
       Cash flows provided by (used in) financing activities....................           1,886,033      2,579,804       (514,665)
                                                                                       --------------  -------------  -------------

Increase (decrease) in cash and cash equivalents..................................           589,526             --       (138,139)
   Cash and cash equivalents, beginning of year...................................                --             --        138,139
                                                                                       --------------  -------------  -------------
   Cash and cash equivalents, end of year.........................................     $     589,526   $         --   $         --
                                                                                       ==============  =============  =============

Supplemental Cash Flow Information
   Cash paid for interest.........................................................     $     158,807   $     89,620   $    169,375
                                                                                       ==============  =============  =============
   Cash paid for taxes............................................................     $       4,060   $      7,839   $      5,908
                                                                                       ==============  =============  =============
Non-cash investing and financing activities:
Equipment acquired under capital lease............................................     $          --   $    391,608   $     33,393
                                                                                       ==============  =============  =============

Supplemental disclosure of non-cash investing activities related to acquisition:
Fair value of assets acquired                                                          $   1,477,000
Fair value of liabilities assumed                                                                 --
Note payable                                                                                (500,000)
Purchase price in excess of assets acquired                                                  523,000
Fees - transaction                                                                            24,469
                                                                                       -------------
Cash paid for acquisition                                                              $   1,524,469
                                                                                       =============

See accompanying notes to consolidated financial statements and the reports of independent auditors.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Nature of Business

Organization

      Anchor Pacific Underwriters, Inc. ("Anchor" or the "Company") is a holding company with one wholly-owned operating subsidiary engaged in the managed care service business and two other direct and indirect subsidiaries that were engaged in the employee health benefit plan administration business in 2001. The latter are now dormant with no ongoing business activities. Prior to January 1999, Anchor also owned a subsidiary engaged in the property and casualty insurance brokerage business. The assets of that business were sold on December 31, 1998 and the subsidiary corporation itself was divested in 2000.

      Anchor's managed care subsidiary, Spectrum Managed Care of California, Inc. ("Spectrum CA"), manages the medical and disability care received by injured employees receiving workers' compensation benefits and employee and dependent participants in group accident and health benefits plans. Spectrum CA's services are performed by licensed registered nurses or certified rehabilitation vocational counselors employed as case managers. Spectrum CA's client base consists of employers and employer groups that self-insure their workers' compensation risks, workers compensation insurers, including Legion Insurance Company ("Legion"), a lender to Anchor and a shareholder of Ward North America Holding, Inc. ("WNAH", majority shareholder of Anchor), and national and regional third-party workers compensation claims administrators, including Ward North America, Inc., ("WNA") a subsidiary of WNAH.

      Anchor's health benefit plan administration subsidiaries, Ward Benefits Administrators & Insurance Services, Inc. ("WBAIS") and Harden & Company of Arizona ("Harden-AZ") (collectively referred to as "WBA" or the "WBA companies") had discontinued their respective operations and terminated all remaining employees as of January 2002. The Company's consolidated financial statements have been reclassified to reflect the discontinuation of WBA's operations. Accordingly, the revenues and operating and other expenses of the WBA companies have been reported as "Discontinued Operations" in all periods presented.

Going Concern Considerations and Management Plans

      In 2001, 2000 and 1999, the Company incurred net losses of $2,041,733, $3,324,856 and $2,477,971, respectively, and has used $2,359,280 of cash in its operations over the last three years. At December 31, 2001, the Company reported negative working capital of $6,904,312 and a deficiency in assets of $6,182,060. In addition, the Company is in default under the terms of substantially all of its debt and does not have sufficient cash resources to cure its defaults.

      Management is attempting to develop a plan to restructure Anchor's debt, raise additional working capital, and continue to operate Spectrum CA, the Company's managed care subsidiary. The assets and business of Anchor and Spectrum CA are encumbered by collateral security interests granted for loans made by Anchor's commercial bank and Legion, both of which are in default. Neither Anchor nor Spectrum CA have capital resources sufficient to cure the loan defaults and, as a result, their assets could be subjected to foreclosure by either secured lender. Anchor and Spectrum CA also owe significant sums to other unsecured creditors and lenders, including the Novaeon, Inc. bankruptcy estate, WNA, and WNAH. In the event a secured creditor of Anchor or Spectrum CA commences legal action to collect its debt or enforce its security, it is foreseeable that Anchor and/or Spectrum CA would file for Chapter 11 bankruptcy protection to preserve their assets and ongoing operations.

      One financing alternative under consideration by Anchor contemplates funds to be provided by WNAH. WNAH, however, is currently prohibited under its Securities Purchase Agreement with Anchor from acquiring additional Anchor equity unless it first makes a tender offer to buy all of the shares of Anchor's common stock not then owned by WNAH, or its affiliates, at a purchase price equal to the greater of: (i) $0.80 per share (as adjusted for stock splits, combinations or dividends with respect to such shares) or (ii) the price per share determined by assuming the value of Anchor to the be equal to Anchor's earnings before income taxes ("EBIT") for the 12 full calendar months preceding the month in which the offer is made, multiplied by six (6) and divided by the number of shares outstanding of the Company on a fully diluted basis. This contractual restriction expires in March 2003. Any equity refinancing proposal involving funds to be provided by WNAH would likely be contingent upon WNAH successfully completing its own private equity offering which commenced in April 2002 and the approval of Anchor's disinterested common shareholders. There can be no assurance that a commitment from WNAH to provide additional funds to Anchor will be obtained or, if such an agreement is reached, that WNAH will be successful in its own efforts to raise additional working capital or that such a plan would be acceptable to Anchor's common shareholders.

      The continuation of the Company as a going concern is dependent on the successful implementation of a refinancing plan and the retention of Spectrum CA's managed care operations. Any such refinancing plan will likely require Anchor's debt to be restructured, or all or portions of it converted to Anchor equity securities. Any such plan will also likely require the Company to raise substantial additional working capital. There can be no assurance that such a plan will be developed and successfully implemented.

      On April 1, 2002, Legion was placed into voluntary rehabilitation by the Commonwealth Court of Pennsylvania (Note 16). The Company is still performing and being compensated for managed care services for Legion. Legion will write no further insurance policies. The Insurance Commissioner of the Commonwealth of Pennsylvania, as rehabilitator, will control Legion's operations.

Basis of Presentation

      WNAH acquired a controlling interest in Anchor on March 9, 2000 by purchasing 1,853,300 shares of Series A Convertible Preferred Stock ("Series A Preferred") for $2,000,000. The Series A Preferred shares are convertible to the Company's common stock and vote on an as-converted basis at the ratio of ten common shares for each share of Series A Preferred. As of December 31, 2001, WNAH's Series A Preferred shares represent 79.7% of Anchor's outstanding voting securities. The consolidated financial statements do not reflect any purchase accounting adjustments related to the change of control of Anchor.

      Effective January 1, 2002, the Company discontinued the WBA companies' plan administration business (Note 15). The Company's consolidated statements of operations have been reclassified to reflect the discontinuation of WBA companies operations. Accordingly, the revenues and operating and other expenses of the WBA companies have been reported as "Discontinued Operations" for each of the three years ended December 31, 2001, 2000 and 1999.

      The consolidated financial statements include the accounts of Anchor and its directly and indirectly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 2 - Summary of Significant Accounting Policies

Use of Estimates

      The preparation of financial statements in accordance with accounting standards generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition

      Continuing operations

      Revenue from continuing operations consists of service fees for managed care services performed by Spectrum CA including telephonic medical case management, field medical case management and utilization review. Such services are performed under various fee arrangements, including flat fees for specified procedures and on an hourly fee basis. Fee income is recognized when services are rendered.

      Discontinued operations

      The revenue of the WBA companies consisted primarily of fees charged for the administration of fully insured and self-insured health plans. Administration fee income was recognized when services were rendered. A portion of the WBA companies' revenue in 2001 and prior years was derived from accident and health stop-loss and excess insurance commissions (net of split or shared commissions), fees in lieu of commissions for insurance placement services and interest income on fiduciary and corporate funds. Insurance commissions and fees in lieu of commissions for insurance placement services were recognized when coverage became effective, the premium due under the policy became known or could be reasonably estimated, and substantially all required services related to placing the insurance had been performed. Broker commission adjustments and commissions on premiums billed directly by underwriters were recognized principally when such amounts could be reasonably estimated.

Cash and Cash Equivalents

      Anchor considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. At December 31, 2000, the Company had a cash overdraft that has been classified as a liability.

Fiduciary Funds and Liabilities

      Funds held by the WBA companies for self-funded employers and fully insured programs were held in a fiduciary capacity and, accordingly, are not reflected in the Company's consolidated balance sheets because they were not available to fund the Company's operations. The Company had check signing authority related to these accounts for the settlement of claims. The total bank balances of funds held in fiduciary accounts at December 31, 2001 and 2000 were $2,638,571 and $5,100,095, respectively. In 2002, all fiduciary accounts will be closed after all outstanding checks have cleared. The final bank balances will be refunded to the respective clients.

Concentration of Credit Risk

      Financial assets that potentially subject the Company to significant concentrations of credit risk consist principally of accounts receivable. Anchor provides for future estimated credit losses based on an evaluation of a current aging of the accounts, current economic conditions and other factors necessary to provide for losses that can be reasonably anticipated. Spectrum CA had two customers that accounted for approximately 69% of service fees during the year ended December 31, 2001. Legion accounted for 21% of the service fees for the year ended December 31, 2001 and 21% of accounts receivable at December 31, 2001. An unaffiliated customer accounted for 48% of the service fees for the year ended December 31, 2001 and 26% of accounts receivable at December 31, 2001. No single customer accounted for more than 10% of the Company's revenue and accounts receivable for the years ended December 31, 2000 and 1999.

Fair Value of Financial Instruments

      The carrying values of financial instruments such as cash and cash equivalents, accounts receivable and accounts payable approximate their fair values. Due to the financial condition of the Company, management believes that the fair value of its short-term borrowings and long-term borrowing is minimal.

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

Intangible Assets

      Intangible assets consist of goodwill associated with the acquisition of the Novaeon Assets (Note 3) amortized over 10 years.

      The amount of impairment, if any, is measured in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The Company periodically evaluates the carrying value of long-lived assets for impairment, when events and circumstances indicate that the book value of an asset may not be recoverable. Recoverability of assets is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value.

Legal Reserves

      The Company's policy is to provide for legal reserves equal to anticipated legal fees and settlement costs net of the estimated insurance recoveries

Income Taxes

      The Company accounts for income taxes in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes." This statement requires the Company to recognize a current tax asset or liability for current taxes payable or refundable and to record a deferred tax asset or liability for the estimated future tax effects of temporary differences and carryforwards to the extent that they are realizable. A deferred tax provision or benefit results from the net change in deferred tax assets and liabilities during the year. A deferred tax valuation allowance is required if it is more likely than not that all or a portion of the recorded deferred tax assets will not be realized (Note 11).

Segment Reporting

      SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", establishes standards for determining operating segments and disclosure requirements for those segments, products, geographic areas, and major customers. The Company has determined that it operates under one operating segment.

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

      Diluted net loss per share is computed using the weighted-average number of shares of common stock outstanding and, when dilutive, rights to purchase common stock under outstanding options, warrants, and conversion rights, potential common shares from options and warrants to purchase common stock using the treasury method and from convertible debt and equity securities using the as-if converted basis. All common shares issuable under outstanding options, warrants and conversion rights have been excluded from the computation of diluted net loss per share for 2001, 2000 and 1999 because the effect would have been anti-dilutive.

      The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted loss per share:

                                                                                   Years Ended December 31,
                                                                                   -----------------------
                                                                           2001            2000             1999
                                                                       -----------      -----------     -----------
Loss from continuing operations                                        $  (132,765)     $  (266,285)    $  (192,349)
Loss from discontinued operations                                       (1,908,968       (3,058,571)     (2,285,622)
                                                                       -----------      -----------     -----------
Net loss                                                               $(2,041,733)     $(3,324,856)    $(2,477,971)
                                                                       ===========      ===========     ===========

Basic and diluted loss from continuing operations, per share           $     (0.03)     $     (0.06)    $     (0.04)
Basic and diluted loss from discontinuing operations, per share              (0.40)           (0.65)          (0.49)
                                                                       -----------      -----------     -----------
Basic and diluted net loss per share                                   $     (0.43)     $     (0.71)    $     (0.53)
                                                                       ===========      ===========     ===========
Weighted-average number of common shares outstanding                     4,709,910        4,710,029       4,710,056
                                                                       ===========      ===========     ===========

Recent Accounting Pronouncements

      In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." These Statements change the accounting for business combinations and goodwill. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 did not have a material impact on the Company's consolidated results of operations, financial position, or cash flows. The amortization of goodwill, including goodwill recorded in past business combinations, will cease when the Company adopts SFAS No. 142 on January 1, 2002. The Company estimates the impact on the consolidated statement of operations for the year ended December 31, 2002 for the elimination of goodwill amortization will be a reduction in operating expenses of approximately $55,000. The Company has not performed a valuation analysis under SFAS No. 142 on the goodwill from the Spectrum CA acquisition and has not determined the impact of any impairment adjustment on its consolidated results of operations, financial position or cash flows.

      In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business (as previously defined in that opinion). SFAS No. 144 will be adopted by the Company as of January 1, 2002. The Company has not yet determined the impact of its adoption on its consolidated results of operations, financial position or cash flows.

Reclassifications

      Certain reclassifications have been made to the prior years financial statements to conform to the current year financial statement presentation.

NOTE 3 - Acquisitions

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

      The purchase of the Novaeon Assets was consummated pursuant to an asset purchase agreement between the parties dated December 28, 2000 (the "Novaeon Asset Purchase Agreement"), the terms of which were approved by the Bankruptcy Court for the Eastern District of Pennsylvania (Bankruptcy No. 00-18821 BIF). The purchase price under the Novaeon Asset Purchase Agreement was payable at the closing by a cash down payment of $1,500,000 and delivery of Anchor's contingent promissory note in the principal amount of $3,500,000 (the "Novaeon Note") due on April 30, 2002. Anchor transferred the Novaeon assets to a newly created subsidiary, Spectrum CA. The terms of the Novaeon Note provides for the principal amount to be reduced in the event the business operated by Anchor using the Novaeon Assets realized less than $10,000,000 in revenue during the calendar year 2001. For the year ended December 31, 2001, Spectrum CA reported revenues of $4,673,678, resulting in reduction of the principal amount of the Novaeon Note to $500,000. In May 2002, the Company obtained an amendment to the repayment terms of the Novaeon Note to provide for 12 monthly-amortized payments of principal and interest in the amount of $39,784 beginning on July 1, 2002. Anchor accounted for the Novaeon acquisition using the purchase method of accounting. The tangible assets and goodwill recorded at acquisition were $1,477,000 and $547,000, respectively, taking into consideration the reduction in purchase price described above. The assets acquired included $320,000 of fixed assets, $950,000 of accounts receivable and $207,000 of unbilled services, work-in-process. The fixed assets acquired are being depreciated over their remaining useful life over three to ten years in accordance with the Company's depreciation policy. Goodwill is being amortized over 10 years.

        In order to finance the Novaeon acquisition and provide working capital for its new managed care service business, Anchor obtained a secured convertible loan from Legion in the amount of $2,000,000 (the "Legion Loan") due on June 30, 2001. Anchor used $1,500,000 of the Legion Loan proceeds for the required down payment. The balance of the proceeds was later transferred to Anchor to pay back part of the line of credit outstanding with WNAH. The note evidencing the Legion Loan (the "Legion Note") provided for its automatic redemption in exchange for the issuance of Anchor equity securities upon the completion by the Company of an equity offering by June 30, 2001 resulting in gross proceeds of at least $3,000,000. The repayment of the Legion Loan is secured by a security interest in favor of Legion encumbering all the Novaeon Assets pursuant to the terms of a Security Agreement between the parties dated January 12, 2001.

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

        Anchor was unable to complete a $3,000,000 equity offering or repay the Legion Note by June 30, 2001 as contemplated at the time of the Novaeon acquisition. The Legion Note was subsequently amended by the parties to extend the maturity date to December 31, 2001. The Legion Note Purchase Agreement was also amended by Legion and WNAH to extend its term to coincide with the amended maturity date under the Legion Note. The term of the amended Legion Note Purchase Agreement lapsed on December 31, 2001. The Legion Note has not been repaid by Anchor. Anchor has had discussions with Legion regarding the extension or amendment of the Legion Note. There can be no assurance that amended terms favorable to Anchor will result from these efforts. If Legion exercises its option to cause WNAH to purchase the Legion Note and WNAH exercises its rights to acquire all of the equity securities of Spectrum CA, the Company will have no ongoing operations.

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

        The following table presents the Company's consolidated unaudited pro forma results from continuing operations assuming Anchor had acquired Novaeon at the beginning of fiscal 2001. Novaeon experienced a substantial change in business in 2000 as result of its bankruptcy; therefore, the revenue and operating results from 2000 and 1999 are not comparable to Spectrum CA's operating results in 2001. The pro forma results from continuing operations are not necessarily indicative of the results of operations which actually would have resulted had the purchase been in effect at the beginning of the year or of future results.

                                                                      Pro forma results for
                                                                          the year ended
                                                                        December 31, 2001
                                                                           (unaudited)
                                                                     ----------------------
   Revenue from continuing operations                                    $  4,881,641
                                                                         ============
   Loss from continuing operations                                       $   (212,673)
                                                                         ============
   Basic and diluted loss per share from continuing operations           $      (0.05)
                                                                         ============


NOTE 4 - Property and Equipment

      Property and equipment consist of the following:


                                                                                          December 31
                                                                                          -----------
                                                                                      2001            2000
                                                                                      ----            ----
Computer hardware and software .............................................       $151,979        $379,307
Office furniture and equipment .............................................        147,853         192,251
Leasehold improvements .....................................................          9,102              --
                                                                                   --------        --------
                                                                                    308,934         571,558
      Less--accumulated depreciation and amortization ......................         96,113         150,023
                                                                                   --------        --------
                                                                                   $212,821        $421,535
                                                                                   ========        ========

      The foregoing assets are pledged as security for certain indebtedness (See
Note 7).

      Computer equipment under capital leases included in property and equipment as of December 31, 2001 and 2000 was $0 and $249,590, respectively. The Company performed a cash flow analysis of its business and determined that certain software and associated hardware at WBAIS was impaired. During 2001 and 2000, the Company recorded an impairment charge related to these assets in accordance with SFAS No. 121. The charge totaled $399,948 and $982,400 in 2001 and 2000, respectively, and is included in results of discontinued operations.

NOTE 5 - Intangible Assets

      Intangible assets at December 31, 2001 consisted of goodwill related to the Novaeon Asset acquisition of $547,469 less accumulated amortization of $54,748. The goodwill is being amortized over 10 years.

      The Company recorded an impairment of goodwill of the WBA companies during 2000 of $461,751 that is included in results of discontinued operations. The goodwill was determined to be impaired following the Company's analysis of anticipated future negative operating cash flows from the WBA companies.

NOTE 6 - Short-Term Borrowings from Related Parties

      In 2000, Anchor obtained short-term cash advances from WNA and affiliates totaling $409,000. Anchor repaid these sums in full during 2001. WNA provided certain overhead support to Anchor and its subsidiaries in 2001 pursuant to that certain Overhead Support & Resource Sharing Agreement (Note 14). The outstanding balance of

WNA's cash advances to and on behalf of the Company, unpaid overhead support charges due to WNA and other operating activity from Ward North America of Texas, Inc. ("WTX") and Spectrum Managed Care, Inc. ("SMC") as of December 31, 2001 and 2000 was $768,890 and $793,394, respectively. No interest has been charged on these amounts.


NOTE 7 - Debt and Capital Lease Obligations

      Anchor's debt and capital lease obligations consist of the following:


                                                                                                As of December 31,
                                                                                                -----------------
                                   Description                                                2001            2000
                                                                                              ----            ----
Secured Bank Term Loan payable to Comerica Bank (formerly Imperial Bank), interest at prime rate plus 2.50% (7.25% and 12.00% at December 31, 2001 and
2000) and matures October 5, 2002 (the "Secured Bank Loan"), guaranteed by
WNAH, in default                                                                          $   502,486    $   700,486

Secured Convertible Promissory Note payable to Legion Insurance Company, interest at 5%, accruing monthly, principal and interest due December 31, 2001
(the "Legion Loan"), in default                                                             2,000,000              0

10% Convertible Promissory Note and Loan Agreement payable to WNAH maturing
March 10, 2002 ("the Convertible Loan"), in default                                           999,000      1,000,000

Contingent Promissory Note payable to the Novaeon, Inc., Chapter 11 bankruptcy estate, interest at 8%, accruing monthly, $97,926 payable in May 2002, remaining principal and interest payable in 12 installments of $39,784 beginning July 1,
2002 through June 1, 2003 (the "Novaeon Note")                                                500,000              0

10% Convertible Subordinated Debentures, Series E, due to WNAH matured in 2001,
in default                                                                                    500,000        500,000

10% Convertible Subordinated Debentures, Series B, matured in 2001 and 2000, in
default                                                                                        75,000         75,000

10% Convertible Subordinated Debentures, Series D, matured in 2001, in default                235,000        244,000

Other debt, in default                                                                        157,598         85,275
                                                                                          -----------    -----------
Total debt                                                                                  4,969,084      2,604,761

Capital lease obligations, in default                                                          79,529        339,870
                                                                                          -----------    -----------

Total  debt and capital lease obligations                                                 $ 5,048,613    $ 2,944,631
                                                                                          ===========    ===========


      At December 31, 2001 and subsequent to year-end, Anchor was either in default in the repayment of the principal and interest due or in violation of the financial covenants associated with substantially all of its outstanding debt obligations. As a result, all amounts have been classified as current liabilities.

      Secured Bank Loan: On September 30, 1999, Anchor entered into a term loan ("Secured Bank Loan") of $931,485 with a commercial bank, Imperial Bank, now Comerica Bank following a 2001 merger, (the "Bank") combining the balances owing under an existing term loan with an additional loan amount of $250,000. The basic terms of the loan were: (a) monthly interest payments equal to bank's prime rate, plus 2.5%; (b) a maturity date of October 7, 2002; and (c) monthly principal payments of $16,500 beginning on November 7, 1999. The Secured Bank Loan is secured by a blanket security interest encumbering receivables, property and equipment, and other assets of Anchor and its subsidiaries. The loan agreement contains certain restrictive covenants that, among other things, require Anchor to maintain certain levels of net worth and cash flow (as defined), and prohibits the payment of dividends. Anchor was not in compliance with these covenants at as of December 31, 2001.

      The principal balance of the Secured Bank Loan was subsequently reduced to $377,986 at March 31, 2002 through additional principal payments required by Comerica Bank under a Forbearance Agreement and Amendment to Promissory Note and Conditional Consent to Subsidiary Transactions between the parties dated January 2, 2002 (the "Forbearance Agreement"). The Forbearance Agreement amended the repayment terms of the Secured Bank Loan making it payable in monthly principal installments of $20,000, plus accrued interest, with a balloon payment of $257,986 due on October 5, 2002. The Forbearance Agreement also evidenced the Bank's forbearance of Anchor's Secured Bank Loan covenant defaults until January 31, 2002 and its consent to the cessation of WBAIS's business. As a condition of its forbearance, the Bank sought and obtained the execution and delivery of an Unconditional Guaranty of the Secured Bank Loan by WNAH, Anchor's majority shareholder. Anchor remains in default under the Secured Bank Loan covenants and, following the expiration of the Forbearance Agreement on January 31, 2002, the Bank is no longer restricted from seeking the immediate repayment of the Secured Bank Loan or pursuing other remedies arising from the default.

      Legion Note: Anchor financed the purchase of the Novaeon Assets with a $2,000,000 loan provided by Legion evidenced by a promissory note in favor of Legion. The Legion Note matured on June 30, 2001 and was automatically convertible into Anchor securities in the event Anchor completed an equity offering resulting in gross proceeds of at least $3,000,000 by its maturity date. Anchor failed to complete a $3,000,000 equity offering or satisfy the Legion Loan by June 30, 2001. On November 21, 2001, Legion and Anchor executed a First Amendment to Promissory Note extending the due date of the Legion Loan to December 31, 2001. A late fee of 10% is due on all amounts not paid by the extended repayment date. Anchor was engaged in discussions with Legion regarding the further extension of the Legion Note's maturity when a Pennsylvania court appointed the Pennsylvania Insurance Commissioner as Legion's Rehabilitator. The court ordered the Commissioner to assume possession and control of all Legion's assets and business for the protection of policy holders as of that date. All further negotiations concerning the Legion Note will be conducted with the Pennsylvania Insurance Commissioner.

      Convertible Loan: In conjunction with its purchase of the Series A Preferred shares in March 2000, WNAH also agreed to provide Anchor with a $1,000,000 convertible loan facility under that certain Convertible Promissory Note and Loan Agreement dated March 10, 2000. The Convertible Loan was made available immediately following the closing of the Series A Preferred stock purchase transaction. Principal advances under the Convertible Loan bear interest at the rate of ten percent (10%) per annum and interest is payable quarterly. The outstanding balance of principal and interest under the Convertible Loan was due and payable on March 10, 2002. The Convertible Loan is convertible, at WNAH's option, into shares of Series A Preferred stock at a value of $4.5045 per share which are further convertible into shares of common stock at a share conversion rate of 10 to 1 shares, which, when added to the shares of common stock issued or issuable pursuant to the Series E Debentures (not including the warrants accompanying the Series E Debentures) and other shares of Series A Preferred issued to WNAH, would constitute 82.2% of Anchor's common stock on a fully-diluted basis following such conversion At December 31, 2001, the outstanding balance of principal and interest due under the Convertible Loan was $1,154,475. Anchor failed to make quarterly interest payments in 2000 and 2001 and, as a result of the default, the outstanding balances due at December 31, 2000 and 2001 have been classified as current in the accompanying balance sheets.

      Novaeon Note: On January 12, 2001, Anchor purchased substantially all the assets and business of the telephonic case management and medical bill review units of Novaeon pursuant to an Asset Purchase Agreement, dated effective as of December 28, 2000 by and between Anchor and Novaeon. The consideration for the Novaeon Assets under the Asset Purchase Agreement was a cash payment of $1,500,000 and delivery of Anchor's contingent promissory note for $3,500,000. The principal amount of the Novaeon Note has been retroactively reduced to $500,000 as of January 12, 2001 under the Note's contingent adjustment provision based on revenues received in 2001 from the operation of the purchased assets. All principal and accrued interest under the Novaeon Note was due and payable on April 30, 2002. Anchor failed to make the payment on April 30, 2002 and has negotiated amended payment terms with the Novaeon bankruptcy estate. In May 2002, the Company paid $97,926 in principal and interest and reached an agreement with the bankruptcy estate such that the remaining principal and interest of $457,353, plus 8% interest, will be paid in 12 monthly installments of $39,784 until June 1, 2003.

      Series E Debentures: At December 31, 2001, the principal sum of $500,000 and accrued interest of $101,667 was immediately due and payable to WNAH under the Company's 10% Convertible Subordinated Debentures, Series E (the "Series E Debentures"). The basic terms of the Series E Debentures are: (a) two year maturity subject to acceleration to July 1, 2000, if requested by WNAH; (b) conversion price of $0.50 per share; (c) "Piggyback" registration rights for three years; (d) for each $5,000 of Series E Debentures acquired, WNAH received a five year warrant to acquire 3,000 shares of Anchor common stock at an exercise price of $0.50 per share; and (e) subordination provisions that subordinates the Series E Debentures to Anchor's "Senior Debt" (as defined in the Series E Debentures). The Series E Debentures are superior in repayment priority to the Series B and D Debentures but are subordinate to "Senior Debt", including the Secured Bank Loan.

      Series B Debentures: At December 31, 2001, the outstanding principal immediately due and payable to the holders of Anchor's 10% Convertible Subordinated Debentures, Series B ("Series B Debentures") was $75,000. The holders of the Series B Debentures are unaffiliated parties. The basic terms of the Series B Debentures are (a) 10% interest, payable semi-annually in arrears
(b) two year maturity (c) conversion price of $0.50 per share (d) "Piggyback" registration rights for three years (e) for each $5,000 of Series B Debentures acquired, an investor received a five year warrant to acquire 2,000 shares of Anchor common stock at an exercise price of $0.50 per share and (f) subordination provisions that subordinate the Series B Debentures to Anchor's "Senior Debt" (as defined in the Series B Debentures to include the Secured Bank
Loan).

      Series D Debentures: At December 31, 2001, $235,000 of Anchor's 10% Convertible Subordinated Debentures, Series D (the "Series D Debentures") remained outstanding and immediately due and payable. The holders of the Series D Debentures are unaffiliated parties. The basic terms of the Series D Debentures are (a) 10% interest, payable semi-annually in arrears (b) two year maturity (c) conversion price of $0.50 per share (d) "Piggyback" registration rights for three years (e) for each $5,000 of Series D Debentures acquired, an investor received a five year warrant to acquire 3,000 shares of Anchor common stock at an exercise price of $0.50 per share and (f) subordination provisions that subordinated the Series D Debentures to Anchor's "Senior Debt" (as defined in the Series D Debentures to include the Secured Bank Loan).


NOTE 8 - Leases

      Anchor closed its Concord, California office in November 2000, and surrendered possession of the premises in February 2001 in settlement of a wrongful detainer action brought by the landlord. Anchor's existing deferred rent liability of $280,000 relating to the Concord lease was eliminated as of December 31, 2000. No further liability under the lease is expected as a portion the premises was subsequently leased by the landlord at rates and terms management believes will fully mitigate the damages resulting from Anchor's breach.

      In January 2002, WBAIS abandoned office premises in Portland, Oregon occupied under a lease that expires in December 2002. The estimated liability related to this lease has been recorded as part of the loss on disposal of WBA and included in accrued expenses in the accompanying balance sheet.

      Harden-AZ is a party to a lease for office premises in Scottsdale, Arizona that expires in May 2002. The company abandoned the office in 2001 and the landlord filed a lawsuit seeking damages under the lease in April 2002. The estimated liability related to this lease has been recorded as part of the loss on disposal and included in accrued expenses in the accompanying balance sheet.

      Spectrum CA maintains its principal office in a 8,251 square foot leased premises located in Exton, Pennsylvania. The lease term expires on June 30, 2003. Spectrum CA shares office space with WNAH affiliates in San Diego, California, Livonia, Michigan, and San Antonio, Texas and pays its proportionate share of the occupancy costs at those premises, approximately $40,000 in 2001. Dedicated Spectrum CA case management and utilization review units occupy space within five offices of its largest customer for which it pays a monthly all-inclusive fee covering rent, overhead and support services.

      Total rent expense was $943,102, $989,548, and $1,373,830 for the years ended December 31, 2001, 2000, and 1999, respectively.

      Future minimum annual lease payments under office and equipment operating leases as of December 31, 2001 are as follows:

                                                    Total      Spectrum CA        WBA
                                                    Lease         Lease          Lease
                    Year                          Payments      Payments       Payments
                    ----                          --------      --------       --------
                    2002 ....................     $ 635,913     $ 181,027     $ 454,886
                    2003 ....................       187,407       122,959        64,448
                    2004 ....................        57,630        16,324        41,306
                    2005 ....................         2,900             -         2,900
                                                  ---------     ---------     ---------
                                                  $ 883,850     $ 320,310     $ 563,540
                                                  =========     =========     =========


NOTE 9 - Commitments and Contingencies

Anchor

      On May 15, 2002 Anchor and its majority shareholder, WNAH, settled litigation pending before the Superior Court of Contra Costa, California, Case Number COO-03258, with two of Anchor's former executive officers and its former auditing firm. The litigation arose from various actions and events occurring in 1999 and 2000. Certain bifurcated claims against Anchor ordered to arbitration by the court had previously resulted in a September 2001 arbitration award in favor of its former Chief Executive Officer in the approximate amount of $304,000. Under the terms of a global settlement, Anchor and WNAH jointly agreed to pay Anchor's former Chief Executive Officer the sum of $365,000 with $240,000 of such amount being provided by their employee practices liability insurer. Anchor had originally recorded legal costs of $384,000 for the anticipated settlement of this case. As a result of the final settlement of approximately $101,000 plus legal costs, Anchor reduced the accrual to $150,000 and recognized a $234,000 expense credit in 2001. All causes of action against all corporate and individual defendants and cross-defendants were dismissed with prejudice under the settlement with no admission of fault or liability by any party.

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

      WBAIS is a defendant in an administrative proceeding before the Oregon Bureau of Labor and Industries filed on March 1, 2001. The claimant in the matter was an employee of WBAIS who was involuntarily terminated in October 2000 for excessive absenteeism. The claimant alleges the termination was in violation of the federal Family Medical Leave Act, the Oregon Family Medical Leave Act, and the Americans with Disabilities Act. The claim is covered under Anchor's blanket employee practices liability insurance policy and its potential liability for defense and indemnity costs is limited to the policy's per claim deductible of $50,000.

      Although the pending professional negligence and employee liability claims against the WBA companies are, for the most part, covered by insurance, such insurance protection could be terminated if required deductible contributions and payments are not made.

      Litigation has been commenced by the landlord of WBAIS's Portland, Oregon office and by the landlord of Harden-AZ's Scottsdale, Arizona office premises to recover damages for the breach of their respective leases. The

WBA companies also foresee that additional litigation may be initiated in the future by other unsecured trade creditors or claimants due to the companies' significant debt balances and continuing errors and omissions tail exposure.

Spectrum CA

      Management is not aware of any legal proceedings against Spectrum CA or involving any claim against property of Spectrum CA, which might materially adversely affect its financial condition or results of operations.

NOTE 10 - Preferred Stock and Warrants

      On March 9, 2000, WNAH purchased from Anchor 1,853,300 shares of $0.02 par value Series A Convertible Preferred stock ("Series A Preferred") at a purchase price of $2,000,000. The various rights and preferences of the Series A Preferred are set forth in that certain Certificate of Designations of Series Convertible Preferred Stock dated March 9, 2000 (the "Certificate of Designations"). The Series A Preferred shares accrue a cumulative dividend in the amount of eight percent (8%) of liquidation value, as may be adjusted for stock splits, combinations or stock dividends. The Series A Preferred liquidation value is the original purchase price ($1.079 per share) increased by the amount of accrued and unpaid cumulative dividends. Cumulative dividends accrue whether or not declared and are payable only from legally available assets. Cumulative dividends as of December 31, 2001 were $5,634. In the event of liquidation or dissolution, the holders are entitled to be paid out of available assets, prior and in preference to any distribution to the holders of common stock or any other junior stock, an amount equal to the greater of the Series A Preferred liquidation value or the amount the shareholders would have received if they had converted their shares to common stock immediately prior to the liquidation or dissolution.

      Each share of Series A Preferred is convertible to a number of shares of common stock determined by dividing the stated value by the then applicable conversion price as set forth in the Certificate of Designations of Series Convertible Preferred Stock dated March 9, 2000. The Series A Preferred shares have current voting rights as if converted to common shares. As of December 31, 2001, the Series A Preferred shares held by WNAH were convertible into 18,533,000 shares of common stock representing 79.7% of Anchor's outstanding voting equity securities. The Series A Preferred shares are convertible to common stock: (i) at any time at the option of the shareholder; or (ii) automatically, immediately preceding the closing of a qualified public offering of common stock, into common stock initially at a price per share of common stock not less than $5.00 per share of common stock into which the Series A Preferred would then convert, and which results in gross proceeds to Anchor of at least $10 million; or (iii) as a class at the election of the holders of a majority of the Series A Preferred.

      At December 31, 2001, Anchor had outstanding Warrants for the purchase of 1,356,340 shares of common stock with exercise prices ranging between $0.50 and $1.75 per share and expiring at various dates through 2005.

NOTE 11 - Income Taxes

      The provision for income taxes is as follows:

                                    Year Ended December 31,
                                    -----------------------
                                     2001     2000    1999
                                     ----     ----    ----
      Current tax expense           $4,060   $7,710  $5,908
                                    ======   ======  ======


      Deferred income taxes are provided for the temporary differences between the financial reporting and tax bases of Anchor's assets and liabilities. A deferred tax valuation allowance is established if it is more likely than not that all or a portion of the recorded deferred tax assets will not be realized.

      Deferred tax assets are comprised of the following:

                                                                                          December 31,
                                                                                          -----------
                                                                                   2001                2000
                                                                                   ----                ----
     Deferred tax assets:
     Depreciation and amortization ........................................      $   698,000        $   489,000
     Vacation accrual .....................................................           20,000             58,000
     Bad debt and legal reserves ..........................................          162,000            134,000
     Other accruals .......................................................          353,000            165,000
     Net operating loss carryforward ......................................        2,863,000          2,496,000
                                                                                   ---------         ----------
                                                                                   4,096,000          3,342,000
     Valuation allowance for deferred tax assets ..........................       (4,096,000)        (3,342,000)
                                                                                 -----------        -----------
                                                                                 $        --        $        --
                                                                                 ===========        ===========

      At December 31, 2001 and 2000, current deferred tax assets are $534,000 and $355,000, respectively, and noncurrent deferred tax assets are $3,562,000 and $2,987,000, respectively. The Company has established a full valuation allowance against its deferred tax assets due to the uncertainty surrounding the realization of such assets.

      The change in the valuation allowance is comprised of the following items:

                                                                                              Year Ended December 31,
                                                                                              ----------------------
                                                                                                2001          2000
                                                                                                ----          ----
    Increase due to net operating losses ................................................     $367,000      $459,000
    Change in estimate of temporary differences for fixed and intangible assets,
        deferred rent, vacation accrual and other accruals ..............................      387,000       441,000
                                                                                              --------      --------
    Net increase ........................................................................     $754,000      $900,000
                                                                                              ========      ========

      A reconciliation of income tax computed at the federal statutory corporate tax rate to the provision for income taxes follows:

                                                                                   Year ended December 31,
                                                                                   -----------------------
                                                                   2001                     2000                     1999
                                                                   ----                     ----                     ----
                                                            Amount      Percent      Amount       Percent      Amount      Percent
                                                            ------      -------      ------       -------      ------      -------
Income tax benefit at federal
  statutory rate ...................................      $(45,139)    (34.0)%   $(1,130,451)    (34.0)%    $ (835,710)    (34.0)%
Increase (decrease) in income taxes resulting
from:
  State and local income taxes, net of federal
       tax benefit .................................         2,680       0.1           5,089       0.1        (143,165)     (5.8)
  Permanent differences ............................         1,524       1.2         201,873       6.1          23,045       0.9
  Other ............................................        (4,005)     (3.0)         31,199       0.9          73,638       3.3
  Change in valuation allowance ....................        49,000      36.9         900,000      27.1         888,100      35.9
                                                          --------     -----     -----------     -----      ----------     -----
                                                          $  4,060       3.1%    $     7,710       0.2%     $    5,908       0.3%
                                                          ========     =====     ===========     =====      ==========     =====

      At December 31, 2001, Anchor had estimated federal and state net operating loss carryforwards of approximately $7,748,000 and $3,839,000, respectively. The federal and state net operating losses will begin to expire in 2003 and 2001, respectively. All net operating losses will expire in 2021.

      Federal and state tax laws impose limitations on the use of the net operating losses and tax credits following certain changes in ownership. Because such an ownership change has occurred, the limitation reduces the amount of the benefit of the net operating losses and general business credits that is available to offset future taxable income starting in the year of the ownership change. If debt holders convert their debt, this could further restrict the use of net operating losses and tax credits.

NOTE 12 - Retirement and Employee Benefit Plans

      Anchor maintains a 401(k) profit sharing plan to which eligible employees of the WBA Companies may elect to contribute up to 15% of their salaries as deferred compensation, up to an annual maximum of $10,500. The plan also provides for voluntary employer contributions whereby Anchor's subsidiaries may elect to match 50% of the employee contribution up to a maximum of 3% of the employee's gross salary. No employer contributions were made to the plan for the plan years ended December 31, 2001, 2000 and 1999.

      Eligible employees of Spectrum CA may elect to participate in the 401(k) profit sharing plan sponsored by WNAH. Spectrum CA employees are eligible to participate in the plan after completing 90 days of service and may contribute an amount from 1% to 20% of eligible earnings. The IRS limits the total amount of pre-tax contributions each year. The plan also provides for employer matching contributions in an amount equal to 25% of an employee's contributions up to a maximum of the first 6% of the employee's contribution. Spectrum CA made contributions to the profit sharing plan during 2001 of $6,555.

      In addition, Anchor and its subsidiaries offer active eligible employees certain life, health, vision and dental benefits. Such benefits are not extended to retirees.

NOTE 13 - Stock Option Plan

      The Company has a stock option plan (the "Plan") which provides for the issuance of options to purchase up to 1,000,000 shares of common stock. Options granted in 2001 vest over a five-year period, with 20% vesting each year. Options granted in 2000 and 1999 generally vest over a four-year period, with 25% vesting each year. The options are priced at fair market value of the stock at the date of grant, except for stockholders of more than 10% of Anchor, in which case the options are priced at 110% of the market price at the date of grant. Options generally have a ten-year life. As of December 31, 2001, there were 504,300 outstanding options to purchase common shares under the Plan.

      The Company has adopted SFAS No. 123, "Accounting for Stock-Based Compensation" and, pursuant to its provisions, elected to continue using the intrinsic-value method of accounting for stock-based awards granted to employees in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Accordingly, the Company has not recognized compensation expense for its stock-based awards to employees for the years ended December 31, 2001, 2000 and 1999. The following table reflects pro forma net loss and loss per share had the Company elected to adopt the fair value approach of SFAS No. 123:

                                                  Years Ended December 31,
                                                  ------------------------
                                               2001        2000         1999
                                               ----        ----         ----
      Net loss:
         As reported ...................  ($2,041,733) ($3,324,856) ($2,477,971)
         Pro forma .....................  ($2,089,001) ($3,370,106) ($2,490,881)
      Basic and diluted loss per share:
         As reported ...................       ($0.43)      ($0.71)      ($0.53)
         Pro forma .....................       ($0.44)      ($0.72)      ($0.53)

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

      The estimated fair value of each option granted is calculated using the Black-Scholes option-pricing model. The weighted average assumptions used in the model were as follows:

                                                   Years Ended December 31,
                                                   ------------------------
                                                    2001     2000    1999
                                                    ----     ----    ----
Risk-free interest rate .........................    4.9%     6.5%    5.0%
Expected years until exercise ...................    5.0      4.5     5.0
Expected stock volatility .......................  145.0%   117.3%   56.0%
Dividend ........................................     --       --      --

      A summary of the status of Anchor's stock option plan as of December 31, 2001, 2000, and 1999 and changes during the years then ended is presented below:

                                                           2001               2000               1999
                                                           ----               ----               ----
                                                              Weighted            Weighted           Weighted
                                                     Number   Average    Number    Average  Number    Average
                                                       of     Exercise     of     Exercise    of     Exercise
                                                     Shares    Price     Shares     Price   Shares     Price
                                                     ------    -----     ------     -----   ------     -----
Outstanding at beginning of year ..................  585,250   $0.72     549,400    $1.34   620,975    $1.36
Granted ...........................................  405,000   $0.25     470,200    $0.39    20,450    $1.00
Canceled or expired ............................... (485,950)  $0.95    (434,350)   $1.14   (92,025)   $1.40
                                                    --------   -----   ---------    -----  --------    -----
Outstanding at end of year ........................  504,300   $0.60     585,250    $0.72   549,400    $1.34
                                                     =======   =====   =========    =====  ========    =====
Options exercisable at year end ...................  211,850             183,325            466,750

Weighted average grant-date fair value of
   options granted during the year whose exercise
   price equaled market price on date of grant .... $   0.47           $    0.33           $   0.53
Weighted average grant-date fair value of
   options granted during the year whose exercise
   price exceeded market price on date of grant ... $   0.10           $    0.11                 --

      The following table summarizes information about stock options outstanding at December 31, 2001:

                            Options Outstanding                   Options Exercisable
                            -------------------                   -------------------
                                   Weighted
                                   Average
                                  Remaining        Weighted                   Weighted
   Range of        Number        Contractual        Average      Number        Average
Exercise Prices Outstanding          Life       Exercise Price Exercisable Exercise Price
--------------- -----------          ----       -------------- ----------- --------------
$0.16            230,000          9.4 years          $0.16              -        $ -
$0.37            113,425          6.0 years          $0.37         51,850       $0.37
$0.81 - $1.00     26,125          1.1 years          $0.92         25,250       $0.92
$1.45 - $1.65    134,750          0.7 years          $1.50        134,750       $1.50
--------------   -------          ---------          -----        -------       -----
$0.16 - $1.65    504,300          5.9 years          $0.60        211,850       $1.15
=============    =======          =========          =====        =======       =====

NOTE 14 - Other Related Party Transactions

      At December 31, 2001 and 2000, Anchor owed WNAH $1,499,000 and $1,909,000, respectively under outstanding 10% Series E convertible debentures and the Convertible Loan. Total interest incurred on Anchor's combined debt to WNAH and WNA was $155,983 and $101,158 for the years ended December 31, 2001 and 2000, respectively. WNAH has foregone collection of sums due under its Series E debentures and the Convertible Loan.

      WNA provided certain overhead support to Anchor and its subsidiaries in 2001 pursuant to that certain Overhead Support & Resource Sharing Agreement. Under the terms of the agreement, WNA is to receive a monthly fee of 8% of the net revenue of the WBA companies, totaling $394,197, and 10% of Spectrum CA's revenue in 2001, totaling $464,973. The overhead support services provided by WNA under the agreement included the services of its legal, accounting, human resources, marketing and information technology departments and the use of its telephone and data communications infrastructure. The outstanding balance of WNA's cash advances to and on behalf of the Company, unpaid overhead support charges due to WNA and other operating activity from WTX and SMC as of December 31, 2001 and 2000 was $768,890 and $384,394, respectively. WNA has foregone repayment of its short-term advances.

      The WBA companies purchased $279,758 and $41,254 in 2001 and 2000, respectively, in certain operational services performed by G.E. Capital International Services (GECIS). GECIS is an affiliate of General Electric Capital Corporation, a shareholder of WNAH.

      Spectrum CA derived approximately $988,980 or 21% of its 2001 revenues from Legion and had an accounts receivable balance due from Legion of approximately $157,000 at December 31, 2001. Legion is a shareholder of WNAH and the holder of a $5 million promissory note from WNAH. Legion is also the maker of a $2 million loan to Anchor.

NOTE 15 - Discontinued Operations

      During 2000 and 2001, the WBA companies experienced declining revenues and were unable to reduce operating costs sufficiently to mitigate declining revenue. Anchor's management was unsuccessful in securing additional equity and/or debt capital for the WBA companies in 2001. Harden-AZ discontinued operations in September 2001 following the loss of most of its customer accounts. Anchor and WBAIS's management elected to discontinue WBAIS's operations in late 2001 after negotiations with a number of qualified purchasers failed to result in a sale of the company.

      In order to avoid the imminent breach of its remaining service agreements and preserve the value of its business, WBAIS entered into an agreement with Loomis Benefits West, Inc., ("LBW") dated January 1, 2002 (the "Commission Arrangement"). The Commission Arrangement provides for WBAIS and its affiliates to introduce benefit plan administration customers to LBW for a ten (10) year period commencing on January 1, 2002. In exchange for the referrals and the prospect of ongoing referrals, LBW agreed to pay WBA: (a) monthly "Base Revenue Commissions" equal to 4% of LBW's "Base Gross Revenue" during 2002 - 2003 and 6% of LBW's Base Gross Revenue during 2004 - 2011; and (b) quarterly "Business Development Consideration" in the amount of 10% of LBW's "Gross Revenue" derived from "Referred Customers" during 2002 - 2011. "Gross Revenue" under the Commission Arrangement means commissions and administration fees earned by LBW on a cash basis less brokerage fees and commissions payable to other brokers, refunds, rebates, credits, etc. "Base Gross Revenue" is defined as "Gross Revenue" less "Gross Revenue" derived by LBW from "Referred Customers." "Referred Customers" are defined as LBW customers that were not previously customers of WBAIS and that become customers of LBW after January 1, 2002 through the direct or indirect referral of WBAIS or an affiliate. The Commission Arrangement also requires WBAIS to indemnify LBW and its affiliates from future claims brought by its creditors and other claimants for claims relating to or arising from obligations or acts of WBAIS.

      In addition to the Commission Arrangement, WBAIS agreed to sell LBW a portion of its furniture located in its Portland, Oregon office and LBW agreed to reimburse WBAIS for certain employee compensation and benefits expenses paid by WBAIS in December 2001 and January 2002. As of January 31, 2002, WBAIS had terminated all its employees and discontinued all business operations.

      In 2002, Anchor initiated the liquidation of its WBA business. Anchor's plan of liquidation is a non-bankruptcy workout, to be managed by a third party. WBA will make an assignment of all of its assets, including the payments to be received under the Commission Arrangement, for the benefit of the creditors. At the end of 2001, the remaining assets of WBA included accounts receivable of approximately $183,000 and other current assets of $56,000. At the end of 2001, the remaining liabilities of WBA included $1,767,000 in accounts payable and accrued liabilities and $1,195,000 of short-term debt and liabilities. While the assignment does not stay litigation against WBA, as bankruptcy would, the assignment should prove more favorable to the creditors because of the deep discount that typically occurs on the sale of assets through bankruptcy

      A summary of financial information related to discontinued operations is as follows:

                                                 2001              2000              1999
                                                 ----              ----              ----
     Total revenues ...................     $  5,043,166      $  8,999,137      $ 10,054,596
                                            =============     =============     =============
     Loss from operations before income
         tax provision ................     $ (1,449,081)     $ (3,058,571)     $ (2,285,622)
     Income tax provision .............               --                --                --
                                            -------------     -------------     -------------
     Loss from operations .............     $ (1,449,081)     $ (3,058,571)     $ (2,285,622)
     Loss on disposal .................         (459,887)               --                --
     Income tax benefit on disposal ...               --                --                --
                                            -------------     -------------     -------------
     Loss from discontinued operations      $ (1,908,968)     $ (3,058,571)     $ (2,285,622)
                                            =============     =============     =============

         Loss on disposal of discontinued business during phase-out period includes estimated costs associated with the wind-down of WBAIS and estimated referral fees from LBW. The costs include future office lease and operating lease obligations of approximately $428,000, fixed asset write-downs of $42,000 and other operating costs of approximately $40,000. The referral fees included in the loss are estimated at $50,000 for 2002.

         The following is summarized assets and liabilities of WBA, excluding intercompany balances with Anchor and Spectrum CA.

                                                           December 31
                                                       2001             2000
Assets
Accounts receivable                                 $  183,000       $  408,000
Other current assets                                    56,000           90,000
                                                 --------------   --------------
Total current assets                                   239,000          498,000
Property and equipment                                       0          422,000
Other long term assets                                       0           76,000
                                                 --------------   --------------
Total assets of discontinued operations             $  239,000       $  996,000
                                                 ==============   ==============

Liabilities
Accounts payable and accrued liabilities            $1,767,000       $1,073,000
Short-term borrowings from related parties             958,000          384,000
Current portion of debt                                237,000          192,000
                                                 --------------   --------------
Total current liabilities                            2,962,000        1,649,000
Long-term portion of debt                                    0          232,000
                                                 --------------   --------------
Total liabilities of discontinued operations        $2,962,000       $1,881,000
                                                 ==============   ==============

NOTE 16 - Subsequent Events

Legion Insurance Company

         On April 1, 2002, Legion Insurance Company was placed into voluntary rehabilitation by the Commonwealth Court of Pennsylvania. Beginning on April 1, 2002, Legion will operate in run-off under the control of the Insurance Commissioner of the Commonwealth of Pennsylvania as Rehabilitator. Legion will not write any new insurance policies.

         Legion is the holder of the Company's $2 million secured convertible loan. Legion also owns 3.7 million shares of WNAH's Series C convertible preferred stock and is the holder of WNAH's $5 million subordinated unsecured contingent promissory note.

         Spectrum CA performs case management services for Legion. Spectrum CA derived approximately $988,980, or 21%, of its 2001 revenues from Legion and had an accounts receivable balance due from Legion of approximately $157,000 and $247,456 at December 31, 2001 and April 30, 2002, respectively. Management is uncertain as to the effect of Legion's voluntary rehabilitation on the Company.

NOTE 17 - Quarterly Results of Operations (Unaudited)

      The following table presents a condensed summary of quarterly results of operations for the years ended December 31, 2001 and 2000. The WBA companies discontinued their respective operations and terminated all employees as of January 2002. The Company's condensed summary of quarterly results of operations has been reclassified to reflect the discontinuation of WBA's operations. Accordingly, the revenues and operating and other expenses of the WBA companies have been reported as "Loss from discontinued operations" in all periods presented. The loss from discontinued operations in the first quarter of 2001 includes an additional $459,887 of expenses for estimated costs associated with the wind-down of WBAIS and estimated referral fees from LBW during the phase-out period.

                                                                    Year Ended December 31, 2001
                                                                    ----------------------------
                                                 First Quarter     Second Quarter    Third Quarter    Fourth Quarter
                                                 -------------     --------------    -------------    --------------

Total revenues                                   $ 1,099,120       $ 1,256,461      $ 1,048,482        $ 1,269,615
Income (loss) from continuing operations
    before other expense and income taxes            (67,970)          (75,777)          10,555            421,260
Income (loss) from continuing operations            (151,093)         (207,523)         (94,079)           319,930
Loss from discontinued operations                   (733,922)         (323,395)        (460,533)          (391,118)
Net loss                                         $  (885,015)      $  (530,918)     $  (554,612)       $   (71,188)
Basic and diluted income (loss) from
    continuing operations, per share             $     (0.03)      $     (0.04)     $     (0.02)       $      0.06
Basic and diluted loss from discontinued
    operations, per share                              (0.16)            (0.07)           (0.10)             (0.07)
Basic and diluted net loss per share             $     (0.19)      $     (0.11)     $     (0.12)       $     (0.01)

                                                                    Year Ended December 31, 2000
                                                                    ----------------------------
                                                 First Quarter     Second Quarter    Third Quarter    Fourth Quarter
                                                 -------------     --------------    -------------    --------------

Total revenues                                   $        --       $        --      $        --        $        --
Income (loss) from continuing operations
    before other expense and income taxes                 --                --               --                 --
Loss from continuing operations                      (67,189)          (47,740)         (69,560)           (81,796)
Loss from discontinued operations                   (399,759)         (505,307)        (333,814)        (1,819,691)
Net loss                                         $  (466,948)      $  (553,047)     $  (403,374)       $(1,901,487)
Basic and diluted loss from continuing
    operations, per share                        $     (0.01)      $     (0.01)     $     (0.02)       $     (0.02)
Basic and diluted loss from discontinued
    operations, per share                              (0.09)            (0.11)           (0.07)             (0.38)
Basic and diluted net loss per share             $     (0.10)      $     (0.12)     $     (0.09)       $     (0.40)