Form 10-Q
period 2002-03-31
ANCHOR PACIFIC UNDERWRITERS INC
filed 2002-11-21
CIK 317781

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the Quarter Ended March 31, 2002	Commission File Number: 0-9628
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from [ ] to [ ]

ANCHOR PACIFIC UNDERWRITERS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-1687187 (I.R.S. Employer Identification No.)
610 West Ash Street, Suite 1900 San Diego, CA (Address of principal executive offices)	92101 (Zip Code)

Registrant’s telephone number, including area code: (619) 557-2777

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common stock, $.02 par value

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☐ Yes ☒ No

         As of September 30, 2002, the Registrant had 4,709,904 shares of common stock and 1,853,300 shares of preferred stock outstanding.

ANCHOR PACIFIC UNDERWRITERS, INC.

PART I—FINANCIAL INFORMATION

Item 1:   Financial Statements:

Anchor Pacific Underwriters, Inc. and Subsidiaries
(a majority owned subsidiary of Ward North America Holding, Inc.)
 Consolidated Balance Sheets

	March 31, 2002	December 31, 2001

Assets
Current Assets:
Cash and cash equivalents	$377,927	$589,526
Accounts receivable (less allowance for doubtful accounts of $279,723 and $196,763 in 2002 and 2001)	441,092	732,285
Prepaid expenses and other current assets	47,404	15,939

Total current assets	866,423	1,337,750

Property and equipment, net	188,298	212,821
Goodwill, net	492,721	492,721
Other	16,710	16,710

Total assets	$1,564,152	$2,060,002

Liabilities and Deficiency in Assets
Current Liabilities:
Accounts payable	$983,264	$987,779
Accrued expenses	1,245,620	1,385,933
Accrued legal expenses	231,430	206,322
Short-term borrowings owed to related parties	406,382	613,415
Current portion of long-term debt, including $3,499,000 in 2002 and 2001, owed to related parties	4,832,330	4,969,084
Current portion of capital lease obligation	84,224	79,529

Total current liabilities	7,783,250	8,242,062

Total liabilities	7,783,250	8,242,062

Deficiency in Assets:
Preferred stock—$.02 par value; 2,500,000 shares authorized; 1,853,300 shares issued and outstanding as of March 31, 2002 and December 31, 2001	37,066	37,066
Common stock—$.02 par value; 50,000,000 shares authorized; 4,709,904 and 4,709,910 shares issued and outstanding as of March 31, 2002 and December 31, 2001	94,201	94,201
Additional paid-in capital	6,158,787	6,158,787
Accumulated deficit	(12,509,152)	(12,472,114)

Total deficiency in assets	(6,219,098)	(6,182,060)

Total liabilities and deficiency in assets	$1,564,152	$2,060,002

     See accompanying notes

Anchor Pacific Underwriters, Inc. and Subsidiaries
(a majority owned subsidiary of Ward North America Holding, Inc.)
 Consolidated Statements of Operations
(unaudited)

	Three Months Ended March 31,

	2002	2001

Revenues:
Service fees	$782,543	$1,009,120
Service fees from related parties	526,431	—

Total revenues	1,308,974	1,099,120

Operating expenses:
Salaries, commissions and employee benefits	668,316	714,211
Selling, general and administrative expenses	554,297	416,252
Depreciation and amortization	24,936	22,940
Amortization of goodwill and intangible assets (Note 3)	—	13,687

Total operating expenses	1,247,549	1,167,090

Income (loss) from continuing operations before other income (expense) and income taxes	61,425	(67,970)

Other income (expense):
Interest expense	(99,203)	(83,123)
Other	740	—

Total other expense	(98,463)	(83,123)

Loss from continuing operations before income taxes	(37,038)	(151,093)
Provision for income taxes	—	—

Loss from continuing operations	(37,038)	(151,093)

Discontinued operations:
Loss from operations	—	(274,035)
Loss on disposal	—	(459,887)

Loss from discontinued operations	—	(733,922)

Net loss	$(37,038)	$(885,015)

Basic and diluted net loss per common share:
From continuing operations	$(0.01)	$(0.03)
From discontinued operations	—	(0.16)

Basic and diluted net loss per common share	$(0.01)	$(0.19)

Weighted average number of common shares outstanding	4,709,904	4,709,924

     See accompanying notes

Anchor Pacific Underwriters, Inc. and Subsidiaries
(a majority owned subsidiary of Ward North America Holding, Inc.)
 Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,

	2002	2001

Operating activities:
Net loss	$(37,038)	$(885,015)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	24,936	115,073
Amortization of goodwill	—	13,687
Loss on write-down of internal-use software and other assets from discontinued operations	—	177,902
Provision for losses on accounts receivable	56,582
Changes in items affecting operations, net of effects of acquisition in 2001:
Accounts receivable	234,611	106,971
Prepaid expenses and other current assets	(31,465)	257,073
Other assets	—	(23,806)
Decrease in cash overdraft	—	(138,695)
Accounts payable and accrued expenses	(119,720)	828,898

Net cash provided by operating activities	127,906	452,088

Investing activities:
Purchases of property and equipment	(413)	(317,824)
Cash paid for acquisition	—	(1,524,469)

Net cash used in investing activities	(413)	(1,842,293)

Financing activities:
Borrowings on long-term debt from related party	—	2,000,000
Repayments on long-term debt	(132,059)	(148,602)
Short-term borrowings (repayments) from related parties	(207,033)	391,313
Repayment on line of credit from related parties	—	(409,000)
Repayments on capital leases	—	(31,115)

Net cash (used in) provided by financing activities	(339,092)	1,802,596

Net (decrease) increase in cash and cash equivalents	(211,599)	412,391
Beginning of period	589,526	—

End of period	$377,927	$412,391

Supplemental cash flow information:
Cash paid for interest	$118,753	$61,261
Non-cash investing activities related to acquisition:
Fair value of assets acquired		$1,477,000
Fair value of liabilities assumed		—
Note payable		(500,000)
Purchase price in excess of net assets acquired		523,000
Fees—transaction		24,469

Cash paid for acquisition		$1,524,469

     See accompanying notes

ANCHOR PACIFIC UNDERWRITERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2002

NOTE 1—BASIS OF PRESENTATION

         The accompanying consolidated balance sheet as of March 31, 2002, consolidated statements of operations for the three months ended March 31, 2002 and 2001, and consolidated statements of cash flows for the three months ended March 31, 2002 and 2001 have been prepared by Anchor Pacific Underwriters, Inc. (unless otherwise noted, “the Company,” “Anchor Pacific,” “Anchor,” “we,” “APU,” “us,” or “our,” refers to Anchor Pacific Underwriters, Inc.) and have not been audited. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United Sates of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. These consolidated financial statements, in our opinion, include all adjustments necessary for a fair presentation of the consolidated financial position, results of operations, and cash flows for all periods presented. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our annual Report on Form 10-K filed for the year ended December 31, 2001, which provides further information regarding our significant accounting policies and other financial and operating information. Interim operating results are not necessarily indicative of operating results for the full year or any other future period.

         The consolidated financial statements include the accounts of APU and its wholly owned subsidiaries, Ward Benefits Administrators & Insurance Services, Inc. (“WBAIS”), formerly known as Harden & Company Insurance Services, Inc., Harden & Company of Arizona (“Harden-AZ”) and Spectrum Managed Care of California, Inc. (“Spectrum CA”). Commencing in mid-2000 WBAIS and Harden-AZ operated under the common business name “Ward Benefits Administrators” (WBAIS and Harden-AZ may collectively be referred to as “WBA” or the “WBA companies”). All significant intercompany accounts and transactions have been eliminated.

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

         At March 31, 2002, the Company had negative working capital of $6,916,827 and a deficiency in assets of $6,219,098. The Company is in violation of the terms of substantially all of its debt provisions. In 2001, the Company received financing from its majority shareholder, Ward North America Holding, Inc. (“WNAH”). Management has been notified by WNAH that it does not intend to provide any further financing in support of the Company’s operations. Effective January 1, 2002, the Company discontinued the WBA companies’ plan administration business (Note 9); therefore, there is no financial activity for these operations in the 2002 results. The Company’s consolidated financial statements have been reclassified to reflect the discontinuation of WBA’s operations in 2001. Accordingly, the revenues and operating and other expenses of WBA have been reported as “Discontinued Operations” in the three months ended March 31, 2001.

         Management is attempting to develop a plan to restructure Anchor’s debt, raise additional working capital, and continue to operate Spectrum CA, the Company’s managed care subsidiary (Note 4). The assets and business of Anchor and Spectrum CA are encumbered by collateral security interests granted for loans made by Anchor’s commercial bank and Legion Insurance Company (“Legion”). The loan by Legion is currently in default. Neither Anchor nor Spectrum CA has capital resources sufficient to cure the loan default and, as a result, their assets could be subjected to foreclosure by Legion. Anchor and Spectrum CA also owe significant sums to other unsecured creditors and lenders, including the Novaeon, Inc. bankruptcy estate and WNAH and its subsidiaries including Ward North America, Inc. (“WNA”). In the event a secured creditor of Anchor or Spectrum CA commences legal action to collect its debt or enforce its security interests, it is foreseeable that Anchor, and/or Spectrum CA would file for Chapter 11 bankruptcy protection to preserve their assets and ongoing operations.

         One financing alternative under consideration by Anchor contemplates funds to be provided by WNAH. WNAH, however, is currently prohibited under its Securities Purchase Agreement with Anchor from acquiring additional Anchor equity unless it first makes a tender offer to buy all of the shares of Anchor’s common stock not then owned by WNAH, or its affiliates, at a purchase price equal to the greater of: (i) $0.80 per share (as adjusted for stock splits, combinations or dividends with respect to such shares) or (ii) the price per share determined by assuming the value of Anchor to be equal to Anchor’s earnings before income taxes (“EBIT”) for the 12 full calendar months preceding the month in which the offer is made, multiplied by six (6) and divided by the number of shares outstanding of the Company on a fully diluted basis. This contractual restriction expires in March 2003. Any equity refinancing proposal involving funds to be provided by WNAH would likely be contingent upon WNAH successfully completing its own private equity offering which commenced in April 2002 and the approval by a majority of Anchor’s disinterested common shareholders. There can be no assurance that a commitment from WNAH to provide additional funds to Anchor will be obtained or, if such an agreement is reached, that WNAH will be successful in its own efforts to raise additional working capital or that such a plan would be acceptable to Anchor’s common shareholders.

         The continuation of the Company as a going concern is dependent on the successful implementation of a refinancing plan and the retention of Spectrum CA’s managed care operations. Any such refinancing plan will likely require Anchor’s debt to be restructured or all or portions of it converted to Anchor equity securities. Any such plan will also likely require the Company to raise substantial additional working capital. There can be no assurance that such a plan will be developed and successfully implemented.

         On July 25, 2002, Congress passed the Sarbanes-Oxley Act of 2002 (the “Act”), which was subsequently signed into law by President Bush on July 30, 2002. The Act requires compliance with a substantial number of new rules and regulations applicable to companies that are registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In addition, the Act mandates that a substantial number of additional rules and regulations be enacted by the Securities and Exchange Commission in the ensuing months. Anchor is working to understand and implement the standards of compliance under the various new rules and regulations to which it is now subject under the Act. Anchor is also working to understand and prepare for those new rules and regulations which are anticipated to become effective in the near future. Anchor has concluded that the costs and resources necessary to effectuate compliance with all such rules and regulations mandated by the Act may exceed the resources currently available to the Company and reasonably expected to be available to the Company in the future. Because it is unlikely that the Company will be able to become and remain compliant with all of the new rules and regulations currently mandated by the Act, as well as those new rules and regulations expected to be fully enacted during 2003, the Company is considering alternatives that would relieve the Company from compliance with the Act. Such alternatives may include a termination of the Company’s registration with the Securities and Exchange Commission under Section 12(g) of the Exchange Act.

          On April 1, 2002, Legion, a shareholder of WNAH, was placed into voluntary rehabilitation by the Commonwealth Court of Pennsylvania. Beginning on April 1, 2002, Legion operated in run-off under the control of the Insurance Commissioner of the Commonwealth of Pennsylvania as Rehabilitator. Legion has not written any new insurance policies since going into rehabilitation. On September 3, 2002, the Insurance Commissioner of the Commonwealth of Pennsylvania petitioned the Pennsylvania Court to order Legion into liquidation. Should the Court issue an order of liquidation, as part of the liquidation process, all outstanding claims on Legion programs will be managed by various state guaranty associations. Management is evaluating the likely impact of Legion’s liquidation on the Company’s future results including the possibility of a substantial loss of revenue to Spectrum CA. For the three months ended March 31, 2002, the Company has recognized $526,431 of revenue from Legion. For the eight months ended August 31, 2002, the Company has recognized $1.8 million of revenue from Legion. The Company had an accounts receivable balance due from Legion programs of $99,696 and $347,288 at March 31, 2002 and August 31, 2002, respectively. When Legion went into rehabilitation on April 1, 2002, the State of Pennsylvania placed a moratorium on all vendor payments for amounts owed prior to April 1, 2002. Spectrum CA had an accounts receivable balance of $99,696 due from Legion at April 1, 2002. Spectrum CA has recorded an allowance for doubtful accounts for the entire account receivable balance owed by Legion before April 1, 2002.

         On July 19, 2002, WBAIS made a general assignment of assets for the benefit of creditors to facilitate a work-

out of its debt under an arrangement that is similar to a Chapter 7 bankruptcy liquidation. The assignee, San Diego Credit Association (“SDCA”), has rights under California state law similar to those of a federal bankruptcy trustee, including the right to take possession of a debtor’s assets, recover avoidable transfers of property for the benefit of all creditors, pursue and compromise claims on behalf of the debtor, and administer the equitable distribution of the debtor’s assets among its creditors. As a result of the assignment, WBAIS’s former assets are no longer controlled by WBAIS or the Company and cannot be used by either WBAIS’s or the Company’s board of directors to satisfy the liabilities of WBAIS. Therefore, the Company will deconsolidate WBAIS effective July 19, 2002, which will result in the recognition of a deferred gain in the amount of $2,876,720. Such deferred gain represents the difference between the carrying values of WBAIS’s assets of $444,450 and liabilities of $6,094,359, net of intercompany liabilities due to the Company of $2,773,189, as of July 19, 2002. Because the gain will not be assured until WAIS is liquidated, the Company will recognize the deferred gain when the liquidation of WBAIS is complete. The Company does not have an estimate as to when it will recognize this gain.

         The following unaudited pro forma balance sheet presents the consolidated balance sheet of the Company as of July 31, 2002 after the deconsolidation of WBAIS:

July 31, 2002

Current Assets
Cash	$393,507
Accounts receivable	655,359
Short-term receivables from related parties	445,315
Other current assets	121,796

Total current assets	1,615,977
Total non-current assets	663,194

Total assets	$2,279,171

Current Liabilities
Accounts payable and accrued liabilities	$771,335
Deferred revenue	120,075
Short-term borrowings from related parties	—
Current portion of debt	4,427,658

Total current liabilities	5,319,068
Deferred gain resulting from deconsolidation of subsidiary	2,876,720

Total liabilities	8,195,788
Total deficiency in assets	(5,916,617)

Total liabilities and deficiency in assets	$2,279,171

         SDCA provided the creditors with written notice of the assignment and the amount of each creditor’s debt reflected in the companies’ books and records. Creditors of Harden AZ received notice and are eligible to participate in distributions on the same basis as creditors of WBAIS. Creditors desiring to participate in distributions will be required to file claims with SDCA by December 11, 2002. In the meantime, SDCA will investigate and pursue the recovery of any avoidable transfers of funds and property by WBAIS to unaffiliated third parties. All recovery claims against Anchor, WNAH and its subsidiary, WNA have been settled and compromised as described below. SDCA, as the assignee of all the companies’ assets, will be entitled to receive all sums payable to WBAIS by third-parties and take possession of and liquidate WBAIS’s remaining tangible and intangible assets.

         Anchor is the single largest WBAIS creditor with an aggregate creditor claim of approximately $2.8 million. Anchor, however, was the recipient of avoidable debt repayments by WBAIS during the twelve months preceding the general assignment. On July 19, 2002, Anchor and SDCA entered into a Settlement Agreement wherein Anchor agreed to the partial subordination of its rights as a creditor to receive distributions of assets from SDCA in exchange for the release of all claims and rights of SDCA to recover avoidable transfers of funds by WBAIS to Anchor occurring within twelve months of the general assignment. The Settlement Agreement provides that Anchor will receive no distributions until WBAIS’s creditors other than Anchor and its affiliates receive an aggregate amount of approximately $119,000. Thereafter, Anchor will participate in distributions on a pro rata basis with all other creditors.

NOTE 2—REVENUE RECOGNITION

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

NOTE 3—RECENT ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 changes the accounting for goodwill and certain intangible assets from an amortization method to an impairment-only approach. The amortization of goodwill, including goodwill recorded in past business combinations, ceased when the Company adopted SFAS No. 142 on January 1, 2002. The Company was required to complete the initial step of a transitional impairment assessment within six months of adoption, and complete the final step of the transitional impairment test by the end of the year. The Company completed this transitional impairment test and deemed that no impairment loss was necessary. Any subsequent impairment losses will be reflected in operating income in the income statement. The effect of no longer amortizing goodwill in accordance with SFAS No. 142 for all periods presented is as follows:

	Three Months Ended

	March 31, 2002	March 31, 2001

Reported loss from continuing operations	$(37,038)	$(151,093)
Add back goodwill amortization	—	13,687

Adjusted loss from continuing operations	$(37,038)	$(137,406)

Basic and diluted net loss from continuing operations per share:
Reported loss from continuing operations	$(0.01)	$(0.03)
Goodwill amortization	—	—

Adjusted basic and diluted net loss from continuing operations per share	$(0.01)	$(0.03)

         In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business (as previously defined in that opinion). SFAS No. 144 was effective January 1, 2002. The adoption of SFAS No. 144 did not have a material impact on the Company’s consolidated results of operations or financial position.

         In November 2001, the Emerging Issues Task Force (EITF) issued Topic No. D-103 relating to the accounting for reimbursements received for out-of-pocket expenses. In accordance with Topic No. D-103, reimbursements received for out-of-pocket expenses incurred should be characterized as revenue in the statement of operations. The Company has received minimal reimbursements for out-of-pocket expenses. The Company historically accounted for such reimbursements as revenue and recorded the out-of-pocket expense as reduction of revenue. The Company adopted Topic No. D-103 effective January 1, 2002. The adoption of this EITF Issue had no effect on the Company’s consolidated results of operations, financial position, or cash flows.

         In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment of that statement, SFAS No. 64, “Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements.” SFAS No. 145 requires the accounting for gains and losses from extinguishment of debt to be classified as extraordinary items only if they meet the criteria in APB Opinion No. 30. This portion of SFAS No.145 is effective for financial statements with fiscal years beginning after May 15, 2002. SFAS No. 145 also rescinds SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers.” SFAS No. 145 amends SFAS No. 13, “Accounting for Leases,” to eliminate an inconsistency between required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions, such as change from a capital lease to an operating lease. This portion of SFAS No. 145 is effective for transactions occurring after May 15, 2002. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions, effective for financial statements with fiscal years beginning after May 15, 2002. The adoption of SFAS No. 145 will not have a material effect on its consolidated results of operations, financial position or cash flows.

         In June 2002, the FASB issued SFAS No. 146, “Accounting for cost associated with exit or disposal activities” which is effective for exit or disposal activities that are initiated after December 31, 2002. SFAS No. 146 addresses financial accounting and reporting for cost associated with exit or disposal activities and nullifies EITF issue No. 96-3, “Liability recognition for certain employee termination benefits and other cost to exit an activity (including certain cost incurred in a restructuring). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liabilities are incurred. This statement also established that fair value is the objective for initial measurement of the liability. The Company does not expect that the adoption of SFAS No. 146 will have a material impact on its financial statements.

NOTE 4—ACQUISITION, NOVAEON NOTE AND LEGION NOTE

         In January 2001, Anchor entered the managed care service business by purchasing substantially all of the assets and business of Novaeon, Inc. (“Novaeon” and the “Novaeon Assets”) from Novaeon’s Chapter 11 bankruptcy estate. APU subsequently transferred the Novaeon assets to a newly created subsidiary, Spectrum CA.

         The purchase price of the Novaeon Assets was payable at the closing by a cash down payment of $1,500,000 and delivery of Anchor’s contingent promissory note (the “Novaeon Note”) in the principal amountof $3,500,000, that was subsequently reduced to $500,000 as a result of the revenue contingency provision. The balance of principal and interest at March 31, 2002 was $548,710. The Novaeon Note was due on April 30, 2002. Anchor failed to make the payment on April 30, 2002 and has negotiated amended payment terms with the Novaeon bankruptcy estate pursuant to a forbearance agreement. The forbearance agreement required an initial payment of $97,926 in principal and interest by May 31, 2002 and the remaining principal and interest of $457,353, plus 8% interest, to be paid in 12 monthly installments of $39,784 beginning July 1, 2002 until June 1, 2003. At October 31, 2002, the Company had paid $246,398 of principal and interest on the Novaeon Note. The balance at October 31, 2002 was $308,935.

         Anchor accounted for the Novaeon acquisition using the purchase method of accounting. The tangible assets and goodwill recorded at acquisition were $1,477,000 and $547,000, respectively, taking into consideration the reduction in purchase price described above. The assets acquired included $320,000 of fixed assets, $950,000 of accounts receivable and $207,000 of unbilled service revenue. The fixed assets acquired are being depreciated over their remaining useful life of three to ten years in accordance with the Company’s depreciation policy. Goodwill is no longer being amortized in accordance with SFAS No. 142.

         In order to finance the Novaeon acquisition and provide working capital for its new managed care service business, Anchor obtained a secured convertible loan from Legion in the amount of $2,000,000 (the “Legion Loan”) due on the amended due date of December 31, 2001. Anchor used $1,500,000 of the Legion Loan proceeds for the required down payment. The balance of the proceeds was later transferred to Anchor to pay back part of the line of credit and short-term borrowings with WNAH. The note evidencing the Legion Loan (the “Legion Note”) provided for its automatic redemption in exchange for the issuance of Anchor equity securities upon the completion by the Company of an equity offering by June 30, 2001 resulting in gross proceeds of at least $3,000,000. The repayment of the Legion Loan is secured by a security interest in favor of Legion encumbering all the Novaeon Assets pursuant to the terms of a Security Agreement between the parties dated January 12, 2001.

         The Legion Loan was obtained through the cooperation and assistance of WNAH. As a condition of making the Legion Loan, Legion required WNAH to enter into a Note Purchase Agreement dated January 12, 2001 (the “Legion Note Purchase Agreement”). The Legion Note Purchase Agreement granted Legion the option to cause WNAH to purchase the Legion Note from Legion in the event Anchor failed to complete an equity offering by June 30, 2001. The consideration for the purchase of the Legion Note under the Legion Note Purchase Agreement is the issuance of WNAH common stock having an aggregate value of $2,000,000 (plus the sum of unpaid interest under the Legion Note) at an agreed value of $4 per share.

         In conjunction with the Legion Note Purchase Agreement, Anchor and WNAH entered into an assignment and assumption agreement dated January 12, 2001 in which Anchor agreed that in the event that (i) Anchor failed to complete a $3,000,000 equity offering by June 30, 2001 and (ii) Legion exercised its option to cause WNAH to purchase the Legion Note under the Legion Note Purchase Agreement, WNAH, as the transferee holder of the Legion Note, would have the right to acquire all of the equity securities of Spectrum CA from Anchor in exchange for the cancellation and release of all Anchor’s repayment obligations under the Legion Note and the assumption by WNAH of all Anchor’s repayment obligations to Novaeon’s bankruptcy estate under the Novaeon Note.

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

         Legion was placed into Rehabilitation by court order under Pennsylvania insurance law on April 1, 2002. As of that date, the Pennsylvania Insurance Commissioner assumed possession and control of all Legion’s assets and business to protect the interests of Legion’s policyholders. Anchor is seeking to conduct negotiations with the Pennsylvania Insurance Commissioner regarding an extension of the Legion Note’s maturity and the amendment of other terms. On September 3, 2002, the Insurance Commissioner of the Commonwealth of Pennsylvania petitioned the Pennsylvania Court to order Legion into liquidation. If Legion is approved for liquidation, then Legion will be dissolved. The Company is uncertain of the impact of Legion’s prospective liquidation on its negotiations with the Pennsylvania Insurance Commissioner.

         The following table presents the unaudited pro forma results from continuing operations assuming we had acquired Novaeon at the beginning of fiscal 2001. The pro forma results from continuing operations are not necessarily indicative of the results of operations which actually would have resulted had the purchase been in effect at the beginning of the year or of future results.

Pro forma Results for the Three Month Period Ended March 31, 2001

Revenue from continuing operations	$1,306,120

Loss from continuing operations	$(176,554)

Basic and diluted loss per share from continuing operations	$(0.04)

NOTE 5—TERM BANK LOAN

         On September 30, 1999, the Company entered into a term loan (“Secured Bank Loan”) of $931,485 with Comerica Bank (the “Bank”), combining the balances owing on an existing term loan and a $250,000 bank loan. The basic terms of the Secured Bank Loan are (a) monthly interest payments equal to bank’s prime rate, plus 2.5% (b) a maturity date of October 7, 2002 and (c) monthly principal payments in installments of $16,500 which began on November 7, 1999. The Secured Bank Loan is secured by certain receivables, property and equipment, and other assets. The loan agreement with the Bank contains certain restrictive covenants that, among other things, require Anchor to maintain certain levels of net worth and cash flow (as defined), and prohibits the payment of dividends. Anchor was not in compliance with these covenants at March 31, 2002.

         The balance of the Secured Bank Loan was $377,986 as of March 31, 2002. The Company made additional principal payments as consideration under that certain Forbearance Agreement and Amendment to Promissory Note and Conditional Consent to Subsidiary Transactions dated January 2, 2002 executed between Anchor and the Bank (the “Forbearance Agreement”). The Forbearance Agreement amended the repayment terms of the Secured Bank Loan making it payable in monthly amortized installments of principal in the amount of $20,000, plus applicable interest for that month, with a balloon payment of $257,986 due on October 5, 2002. The Forbearance Agreement also evidenced the Bank’s forbearance of Anchor’s financial covenant defaults under the Secured Bank Loan until January 31, 2002 and the Bank’s consent to the cessation and wind down of WBAIS’s business. As a condition of its forbearance, the Bank sought and obtained the execution and delivery of an Unconditional Guaranty of the Secured Bank Loan by WNAH. The repayment of the Secured Bank Loan is further secured by a blanket security interest in favor of the Bank encumbering the assets of Anchor and its subsidiaries.

         In the second quarter of 2002, the Company made a principal payment of $100,000 in addition to the scheduled monthly payments of $20,000. In August 2002, the Company obtained an amendment to the Secured Bank Loan extending the maturity date to April 1, 2003. The amendment includes changes to certain financial covenants, including the elimination of maintaining certain levels of net worth and the addition of maintaining monthly profitability. The balance of the Secured Bank Loan was $137,985 as of October 31, 2002.

NOTE 6—CONVERTIBLE DEBENTURES

Series B Convertible Debentures

         During 1998, Anchor raised $215,000 from five members of the Board of Directors and other qualified investors by offering 10% Convertible Subordinated Debentures Series B (the “Series B Debentures”). The basic terms of the Series B Debentures were (a) 10% interest, payable semi-annually in arrears; (b) two year maturity; (c) conversion price of $0.50 per share; (d) ”Piggyback” registration rights for three years (e) for each $5,000 of Series B Debentures acquired, an investor received a five-year warrant to acquire 2,000 shares of Anchor common stock at an exercise price of $0.50 per share; and (f) subordination provisions that subordinate the Series B Debentures to Anchor’s “Senior Debt” (as defined in the Series B Debentures). In early 1999, Anchor raised an additional $50,000 and redeemed one debenture for $15,000. On March 15, 2000, Anchor redeemed $130,000 of the Series B Debentures. In late 2000, Anchor redeemed $45,000 of the outstanding Series B Debentures. At March

31, 2002, Anchor was in default on the outstanding balance of $75,000 in Series B debentures, which has been classified as current in the accompanying balance sheet as of March 31, 2002. Accrued interest due on the Series B Debentures was $1,875 at March 31, 2002.

Series D Convertible Debentures

         During 1999, Anchor raised $244,000 from other qualified investors by offering 10% Convertible Subordinated Debentures, Series D (the “Series D Debentures”). The basic terms of the Series D Debentures were (a) 10% interest, payable semi-annually in arrears; (b) two year maturity; (c) conversion price of $0.50 per share; (d) ”Piggyback” registration rights for three years; (e) for each $5,000 of Series D Debentures acquired, an investor received a five year warrant to acquire 3,000 shares of Anchor common stock at an exercise price of $0.50 per share; and (f) subordination provisions that subordinates the Series D Debentures to Anchor’s “Senior Debt” (as defined). In December 2001, Anchor redeemed $9,000 of the outstanding Series D Debentures. At March 31, 2002, Anchor was in default on the outstanding balance of $235,000 in Series D Debentures, which have been classified as current in the accompanying balance sheet as of March 31, 2002. Accrued interest due on the Series D Debentures was $5,875 at March 31, 2002.

Series E Convertible Debentures

         In late 1999, Anchor raised $400,000 from WNAH by offering 10% Convertible Subordinated Debentures, Series E (the “Series E Debentures”). The basic terms of the Series E Debentures were (a) 10% interest, payable semi-annually in arrears; (b) two year maturity; (c) conversion price of $0.50 per share; (d) ”Piggyback” registration rights for three years; (e) for each $5,000 of Series E Debentures acquired, WNAH received a five year warrant to acquire 3,000 shares of Anchor common stock at an exercise price of $0.50 per share; and (f) subordination provisions that subordinates the Series E Debentures to Anchor’s “Senior Debt” (as defined). The Series E Debentures are superior to all other debentures of the Company, including without limitation those Series B and D debentures, and shall constitute “Senior Debt” for purposes of those debentures. During 2000, Anchor raised an additional $100,000 from WNAH through the Series E offering, subject to the terms and provisions described above, bringing the total outstanding Series E debentures to $500,000. At March 31, 2002, Anchor was in default on the entire $500,000 in Series E Debentures, which have been classified as current in the accompanying balance sheet as of March 31, 2002. Accrued interest due on the Series E Debentures was $114,167 at March 31, 2002.

NOTE 7—CONVERTIBLE LOAN FACILITY

         A $1,000,000 convertible loan facility (the “Convertible Loan”) was made available immediately following the closing of the purchase of the Series A Preferred shares by WNAH. The Convertible Loan is convertible, at WNAH’s option, into Series A Preferred shares, which is further convertible into a number of shares of common stock. These shares of common stock, when added to the shares of common stock issued or issuable pursuant to the Series E Debentures (not including the warrants accompanying the Series E Debentures) and other shares of Series A Preferred issued to WNAH, would constitute 73.5% of Anchor’s common stock on a fully-diluted basis following such conversion, assuming the maximum amount of $1,000,000 was borrowed and converted by Anchor pursuant to the Convertible Loan. During 2001, Anchor repaid $91,000 of the convertible loan facility to WNAH and borrowed and additional $90,000. As of March 31, 2002, Anchor was in default on the balance of $999,000, which has been classified as current in the accompanying balance sheet as of March 31, 2002. Accrued interest due on the Series E Debentures was $180,450 at March 31, 2002.

NOTE 8—COMPUTATION OF NET LOSS PER SHARE

         Basic net income (loss) per common share is presented in conformity with SFAS No. 128, “Earnings per Share,” for all periods presented. Basic net income (loss) per share is computed using the weighted-average number of outstanding shares of common stock.

         Diluted net income (loss) per share is computed using the weighted-average number of shares of common stock outstanding and, when dilutive, rights to purchase common stock under outstanding options, warrants, and conversion rights, potential common shares from options and warrants to purchase common stock using the treasury method and from convertible debt and equity securities using the as-if converted basis. All common shares issuable under outstanding options, warrants and conversion rights have been excluded from the computation of diluted net income (loss) per share for the three months ended March 31 2002 and 2001 because the effect would have been anti-dilutive.

NOTE 9—DISCONTINUED OPERATIONS

         In late 2001, management determined WBAIS could not remain in business and service its customers beyond the first quarter of 2002 without an infusion of substantial additional working capital. WBAIS determined it was unlikely that sufficient working capital would be available to it in that time frame, if ever. Management concluded that WBAIS would have no choice but to abandon its service contract obligations and cease operations if an acceptable alternative was not found. In order to avoid the imminent breach of its remaining service agreements and preserve the value of its business for the benefit of WBAIS and its creditors, and its parent shareholder, WBAIS entered into an agreement with Loomis Benefits West, Inc. (“LBW”) dated January 1, 2002 (the “Commission Arrangement”).

         The Commission Arrangement provides for WBAIS and its affiliates to introduce benefit plan administration customers to LBW for a ten-year period commencing on January 1, 2002. In exchange for the referrals and the prospect of ongoing referrals, LBW agreed to pay WBAIS: (a) monthly “Base Revenue Commissions” equal to 4% of LBW’s “Base Gross Revenue” during 2002–2003 and 6% of LBW’s Base Gross Revenue during 2004–2011; and (b) quarterly “Business Development Consideration” in the amount of 10% of LBW’s “Gross Revenue” derived from “Referred Customers” during 2002–2011. “Gross Revenue” under the Commission Arrangement means commissions and administration fees earned by LBW on a cash basis less brokerage fees and commissions payable to other brokers, refunds, rebates, credits, etc. “Base Gross Revenue” is defined as “Gross Revenue” less “Gross Revenue” derived by LBW from “Referred Customers”. “Referred Customers” are defined as LBW customers that were not previously customers of WBAIS and that become customers of LBW after January 1, 2002 through the direct or indirect referral of WBAIS or an affiliate.

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

         Pursuant to Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” the Company’s Consolidated Financial Statements have been reclassified to reflect the discontinuing of WBA’s operations. Accordingly, revenues and operating and other expenses of WBA have been segregated in the consolidated statements of operations as discontinued operations.

         For the three months ended March 31, 2001, the following is summarized financial information for the discontinued operations:

For the three months ended March 31, 2001

Service revenues	$1,671,248

Loss from operations of discontinued business	$(274,035)
Loss on disposal of discontinued operations during phase-out period	(459,887)

Loss from discontinued operations	$(733,922)

         Loss on disposal of discontinued business during phase-out period includes estimated costs associated with the wind down of WBAIS and estimated referral fees from LBW as determined at December 31, 2001. The costs include future office lease and operating lease obligations of approximately $428,000, fixed asset write-downs of $42,000 and other operating costs of approximately $40,000. The referral fees included in the loss are estimated at $50,000 for 2002. In the first quarter of 2002, the accrual for costs estimated during the phase out period increased $29,000. WBAIS earned approximately $12,000 in commissions from Loomis and received $7,000 in collections from account receivables previously written off and incurred $10,000 in additional costs.

         The following is summarized assets and liabilities of WBAIS, excluding intercompany balances with Anchor and Spectrum CA.

	March 31, 2002	December 31, 2001

Current Assets
Accounts receivable		$183,000
Other current assets	$29,000	56,000

Total assets of discontinued operations	$29,000	$239,000

Current Liabilities
Accounts payable and accrued liabilities	$1,587,000	$1,767,000
Short-term borrowings from related parties	990,000	958,000
Current portion of debt	230,000	237,000

Total liabilities of discontinued operations	$2,807,000	$2,962,000

         On July 19, 2002, WBAIS made a general assignment of assets for the benefit of creditors to facilitate a work-out of its debt under an arrangement that is similar to a Chapter 7 bankruptcy liquidation. As a result of the assignment, WBAIS’s former assets are no longer controlled by WBAIS or the Company and cannot be used by either WBAIS’s or the Company’s board of directors to satisfy the liabilities of WBAIS. Therefore, the Company will deconsolidate WBAIS effective July 19, 2002, which will result in the recognition of a deferred gain in the amount of $2,876,720. Such deferred gain represents the difference between the carrying values of WBAIS’s assets of $444,450 and liabilities of $6,094,359, net of intercompany liabilities due to the Company of $2,773,189, as of July 19, 2002. Because the gain will not be assured until WAIS is liquidated, the Company will recognize the deferred gain when the liquidation of WBAIS is complete. The Company does not have an estimate as to when it will recognize this gain. (Note 1)

NOTE 10—COMMITMENTS AND CONTINGENCIES

Anchor

         On May 15, 2002 Anchor and its majority shareholder, WNAH, settled litigation pending before the Superior Court of Contra Costa, California, Case Number COO-03258, with two of Anchor’s former executive officers and its former auditing firm. The litigation arose from various actions and events occurring in 1999 and 2000. Certain bifurcated claims ordered to arbitration by the court had previously resulted in a September 2001 arbitration award against Anchor in the approximate amount of $304,000 in favor of its former chief executive officer. Under the terms of a global settlement, Anchor and WNAH jointly agreed to pay Anchor’s former chief executive officer the sum of $365,000 with $240,000 of such amount being provided by their employee practices liability insurer. All causes of action plead against all corporate and individual defendants and cross-defendants were dismissed with prejudice under the settlement with no admission of fault or liability by any party.

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

          WBAIS is a defendant in an administrative proceeding before the Oregon Bureau of Labor and Industries filed on March 1, 2001. The claimant in the matter was an employee of WBAIS that was involuntarily terminated in October 2000 for excessive absenteeism. The claimant alleges the termination was in violation of the federal Family Medical Leave Act, the Oregon Family Medical Leave Act and the Americans with Disabilities Act. The claim is covered under Anchor’s blanket employee practices liability insurance policy and its potential liability for defense and indemnity costs is limited to the policy’s per claim deductible of $50,000. Management is concerned that available cash resources in the future will be insufficient to satisfy the deductible payment obligations under the affected insurance policies, resulting in the termination of the policies by the insurers for breach of the insurance contracts.

         Following the July 19, 2002 general assignment for the benefit of creditors by WBAIS, the general assignee of WBAIS’s assets, San Diego Credit Association (SDCA) will have the sole authority to administer the current and future creditor claims and litigation involving the WBA companies.

Spectrum CA

          Management is not aware of any lawsuits to which Spectrum CA is currently a party or to which any property of Spectrum CA is subject which might materially adversely affect its financial condition or results of operations.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Background

         Ongoing operating losses from the WBA companies and inadequate working capital led to the wind down and closure of the WBA companies’ benefits plan administration business operations by January 2002. As a result of discontinuing WBA’s operations effective December 31, 2001, there is no financial activity for these operations in the 2002 results. For the three months ended March 31, 2001, the results of operations of WBA have been segregated in the consolidated statement of operations as discontinued operations.

         In January 2001, Anchor entered the managed care service business by purchasing substantially all of the assets and business of Novaeon, Inc. from Novaeon’s Chapter 11 bankruptcy estate and formed a new subsidiary, Spectrum CA. Spectrum CA’s principal business activity is managing the medical and disability care received by injured employees receiving workers’ compensation benefits and employee and dependent participants in group accident and health benefits plans. These services are performed by licensed registered nurses or certified rehabilitation vocational counselors employed by Spectrum CA as case managers. Spectrum CA’s client base consists of employers and employer groups that self insure their workers’ compensation risks, workers compensation insurers, and national and regional third-party workers compensation claims administrators, including WNA.

         Spectrum CA currently performs telephonic case management and utilization services at nine locations throughout the United States, with its principal facility located in Exton, Pennsylvania. Spectrum CA shares office space with Ward North America, Inc. at three of the locations. Dedicated Spectrum CA case management and utilization review units occupy space within five offices of its largest third-party claims administration client. Spectrum CA represents the continuing operations of Anchor in 2001 and 2002.

        Anchor and Spectrum CA presently lack sufficient working capital to meet their respective delinquent and maturing debt obligations. The Company’s outside auditors accordingly noted in their report on the Company’s December 31, 2001 financial statements that this fact, among others, raises substantial doubt about the Company’s ability to continue as a going concern.

        Negotiations involving Legion, the Pennsylvania Insurance Commissioner as Rehabilitator of Legion, among others, are ongoing regarding a number of matters critical to the continued financial viability of Spectrum CA and Anchor. These matters include the extension of the Legion Loan’s maturity date beyond December 31, 2001. In the event this debt agreement is not successfully re-negotiated, Anchor’s assets, including its ownership interest in Spectrum CA, and Spectrum CA’s ownership of its assets and business, would likely be subject to the Legion’s foreclosure remedies as a secured creditor under the Legion Loan.

         Should any of the above or other possible contingencies occur, Anchor and Spectrum CA could be deprived of substantially all of their assets and businesses.

         The Company is considering a number of refinancing alternatives to address its debt and enable Anchor to remain in business and grow Spectrum CA’s managed care business. Critical components of any resulting plan will likely require the restructuring of debt and the conversion of all, or significant portions, of debt held by affiliated and unaffiliated creditors to Anchor or Spectrum CA equity securities. Management anticipates any such plan will also require Anchor and/or Spectrum CA to raise substantial additional working capital. There can be no assurance that Anchor and Spectrum CA will be able to accomplish these objectives and remain in business.

Results of Continuing Operations—Three Months Ended March 31, 2002 and 2001

         Results of continuing operations consist of the operations of Spectrum CA and the general and administrative costs and interest expense of Anchor. Spectrum CA was formed out of the acquisition of the assets of the bankruptcy estate of Novaeon, Inc. in January 2001.

Revenues

         Total Revenues.    Total revenues increased $209,854 or 19% to $1,308,974 for the three months ended March 31, 2002 from $1,099,120 for the three months ended March 31, 2001. The revenues in both periods were primarily generated from telephonic case management and utilization services. The revenue for the three months ended March 31, 2001 only includes revenue from the date of Spectrum CA’s formation, January 12, 2001. The proforma revenue for the entire three months ended March 31, 2001 was $1,306,120. The proforma increase of revenue during the first quarter of 2002 was $12,734 or 1%. During the first half of 2001, Spectrum CA lost approximately 40% of its customers that were obtained in the Novaeon acquisition. In the later half of 2001 and the beginning of 2002, Spectrum CA gained new customers as a direct result of its affiliation with WNAH, including Legion which represented 21% of Spectrum CA’s revenues for the year ended December 31, 200l and 36% for the three months ended March 31, 2002. Spectrum CA generated no revenue from Legion in the first quarter of 2001. An unaffiliated customer represented 41% and 46% of Spectrum CA’s revenue for the three months ended March 31, 2002 and 2001, respectively.

Expenses

         Total Operating Expenses.    Total operating expenses increased $80,459 or 7% to $1,247,549 for the three months ended March 31, 2002 from $1,167,090 for the three months ended March 31, 2001. In the first quarter of 2002, operating expenses consisted of salaries and employee benefits of $668,316, general and administrative expenses of $554,297 and depreciation of $24,936. In the first quarter of 2001, operating expenses consisted of salaries and employee benefits of $714,211, general and administrative expenses of $416,252, depreciation of $22,940 and goodwill amortization of $13,687.

         Employee Compensation and Benefits.    Employee compensation and benefits for the three months ended March 31, 2002 and 2001 were $668,316 and $714,211, respectively. Employee compensation and benefits decreased $45,895 or 6% as a result of headcount reductions in 2001. Spectrum CA had an average of 52 employees during the first three months of 2002 compared with an average of 68 employees in first three months of 2001.

         Selling, General and Administrative Expenses.    Selling, general and administrative expenses for the three months ended March 31, 2002 and 2001 were $554,297 and $416,252, respectively. In 2002, these expenses consisted mainly of rent expense of $114,377, corporate overhead charge of $196,148, professional fees of $53,339 and bad debt expense of $56,582. In 2001, these expenses consisted mainly of rent expense of $124,851 and corporate overhead charge from WNAH of $120,895. Spectrum CA has approximately 9 locations in the United States. Pursuant to a resource sharing agreement, Spectrum CA pays WNAH an overhead fee for corporate services such as accounting, legal, human resources and IT provided by WNAH. In 2002, the fee was increased from 10% of Spectrum CA’s revenue to 15% to better reflect the amount of corporate services that were being provided on behalf of Spectrum CA. Professional fees increased from $14,127 to $53,339 due to an increase in audit fees and legal fees for APU and Spectrum CA. In 2001, some of these fees were shared with WBA, which ceased operations at the end of 2001. In the first quarter of 2002, Spectrum CA accrued an additional $50,000 in bad debt allowance in anticipation of uncollectible receivables from Legion. When Legion went into rehabilitation on April 1, 2002, the State of Pennsylvania placed a moratorium on all vendor payments for amounts owed prior to April 1, 2002. Spectrum had an accounts receivable balance of $99,696 due from Legion at April 1, 2002.

         Depreciation.    Depreciation was $24,936 and $22,940 for the three months ended March 31, 2002 and 2001, respectively. The expense increased slightly in 2002 due to additional days of depreciation being recorded in the first three months of 2002 as compared to the first three months of 2001 as result of Spectrum CA beginning business in mid-January 2001.

         Amortization of Goodwill.    Amortization of goodwill was $0 for the three months ended March 31, 2002. In accordance with SFAS No. 142, the Company has stopped amortizing goodwill. Amortization of goodwill was $13,687 for the three months ended March 31, 2001. At March 31, 2002, goodwill was comprised solely of the goodwill recorded as a result of the Novaeon purchase, representing the excess of the cost of acquisitions over the fair value of net assets acquired of Novaeon.

         Interest Expense.    Interest expense increased $16,080 or 16%, to $99,203 for the three months ended March 31, 2002 from $83,123 for the three months ended March 31, 2001. Approximately $4,300 of the increase is the result of 11 days of additional interest in 2002 on the Novaeon Note and Legion Note, which are dated January 12, 2001. Also included in interest expense for the three months ended March 31, 2002 is $9,700 of loan costs in association with the Forbearance Agreement with the Bank.

Results of Discontinued Operations—Three Months Ended March 31, 2001

         The discontinued operations of WBA primarily consisted of third-party health benefits administration activities. The WBA companies engaged in designing, implementing and administering health benefit plans for small to medium sized employer groups. Administration services provided by WBA include receiving and managing employer plan contributions and/or premium payments, monitoring employee and dependent eligibility, preparing required government and tax reports, handling day-to-day administration, reviewing and analyzing claims data for coverage, and managing the claims settlement process. Due to continuing revenue losses from terminating and non-renewing accounts, management discontinued the business in January 2002; therefore no activity for these operations is included in the 2002 results.

Revenues

         Total revenues were $1,671,248 for the three months ended March 31, 2001. WBA’s clients continued to be generally dissatisfied with the companies’ service levels, limited data reporting capabilities, and inability to provide system features available from other vendors such as direct internet access to plan and benefits information for employers, covered employees and medical providers.

Loss from discontinued operations

         Loss from discontinued operations was $733,922 for the three months ended March 31, 2001. The loss consisted of $459,887 of expenses relating to the disposal of WBA, $177,902 of impairment charge for certain software and associated hardware, coupled with the decrease in revenue of $822,651 and a decrease of operating expenses of $943,119.

Liquidity and Capital Resources

         Anchor has a significant negative net worth and negative working capital, and is in default of the terms of substantially all of its debt. The Company will require funds in excess of those presently available to satisfy its projected working capital and debt service needs in the normal course of business over the next twelve months. The Company received periodic demand loan advances from WNAH during 2000 to support its operations. WNAH ceased its advances to Anchor in February 2001. There can be no assurance that Anchor will be able to obtain additional working capital on acceptable terms, if at all. The Company is also seeking to restructure the terms of its secured debt with Legion. There can be no assurance that such debt will be restructured to provide terms sought by the Company. In the event Anchor is unable to raise additional working capital and successfully restructure its debt obligations, the Company’s assets and the assets of its subsidiaries will remain subject to possible foreclosure by one or more secured creditors. If such were to occur, the Company and its subsidiaries could be forced to discontinue all operations and/or seek bankruptcy protection.

         At March 31, 2002, Anchor had negative working capital of $6,916,827 and a deficiency in assets of $6,219,098. Anchor is in violation of the terms of substantially all of its debt provisions. One financing alternative under consideration by Anchor contemplates funds to be provided by WNAH, Anchor’s majority shareholder. Although Anchor received financing from WNAH in 2001, any future equity refinancing proposal involving funds to be provided by WNAH would likely be contingent upon WNAH successfully completing its own private equity offering which commenced in April 2002, and the approval by a majority of Anchor’s disinterested common shareholders. There can be no assurance that WNAH will be successful in its efforts to raise additional working capital, or that any equity financing plan with WNAH would be approved by a majority of Anchor’s disinterested common shareholders. Moreover, there can be no assurance that a commitment from WNAH to provide additional funds to Anchor will ever be obtained. Anchor has been notified by WNAH that WNAH does not intend to provide any further financing in support of Anchor’s operations.

         On July 25, 2002, Congress passed the Sarbanes-Oxley Act of 2002 (the “Act”), which was subsequently signed into law by President Bush on July 30, 2002. The Act requires compliance with a substantial number of new rules and regulations applicable to companies that are registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In addition, the Act mandates that a substantial number of additional rules and regulations be enacted by the Securities and Exchange Commission in the ensuing months. Anchor is working to understand and implement the standards of compliance under the various new rules and regulations to which it is now subject under the Act. Anchor is also working to understand and prepare for those new rules and regulations which are anticipated to become effective in the near future. Anchor has concluded that the costs and resources necessary to effectuate compliance with all such rules and regulations mandated by the Act may exceed the resources currently available to the Company and reasonably expected to be available to the Company in the future. Because it is unlikely that the Company will be able to become and remain compliant with all of the new rules and regulations currently mandated by the Act, as well as those new rules and regulations expected to be fully enacted during 2003, the Company is considering alternatives that would relieve the Company from compliance with the Act. Such alternatives may include a termination of the Company’s registration with the Securities and Exchange Commission under Section 12(g) of the Exchange.

         On July 19, 2002, WBAIS made a general assignment of assets for the benefit of creditors to facilitate a work-out of its debt under an arrangement that is similar to a Chapter 7 bankruptcy liquidation. The assignee, San Diego Credit Association, has rights under California state law similar to those of a federal bankruptcy trustee, including the right to take possession of a debtor’s assets, recover avoidable transfers of property for the benefit of all creditors, pursue and compromise claims on behalf of the debtor, and administer the equitable distribution of the debtor’s assets among its creditors. On July 19, 2002, WBA had assets of $444,440 and liabilities of $6,094,360, including $3,779,345 of liabilities due to APU and WNAH and its subsidiaries.

         Anchor reported net cash flows provided by operations of $127,906 for the three months ended March 31, 2002, compared to net cash flows provided by operations of $452,088 for the same period in 2001. Net cash provided by operations for the three months ended March 31, 2002, was comprised of the net loss of $37,038, increased by non-cash depreciation of $24,936 and bad debt expense of $56,582 and increased by a net change in current assets and liabilities of $83,426. The change in current assets and liabilities is comprised primarily of an $119,720 decrease in accounts payable and accrued liabilities and a $234,611 decrease in accounts receivable.

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

         Net cash used in investing activities for the three months ended March 31, 2002 was $413 for the purchase of equipment. Net cash used in investing activities for the three months ended March 31, 2001 was $1,842,293, including $1,524,469 used to acquire the assets of Novaeon and $317,824 used primarily for software development and systems implementation.

         Net cash used in financing activities for the three months ended March 31, 2002 was $339,092 from the repayment of operating charges and advances from the subsidiaries of WNAH of $207,033 and the repayment of $124,500 on the Secured Bank Loan and $7,559 on other debt. Net cash provided by financing activities for the three months ended March 31, 2001 was $1,802,596 primarily from the issuance of the $2,000,000 Legion Loan and operating charges and advances from the subsidiaries of WNAH of $391,313, reduced by repayments of: $409,000 in short term advances to WNAH, $49,500 on the Secured Bank Loan, $91,000 on the Convertible Loan, and $31,115 on capital lease obligations.

         Short-term borrowings, current portion of long-term debt and current portion of long-term capital lease obligations at March 31, 2002 totaled $5,322,936 in the aggregate (as compared to $5,662,028 at December 31, 2001), and primarily consisted of: (a) $377,986 due under the Secured Bank Loan; (b) $999,000 due WNAH under the convertible loan facility, (c) $810,000 of the debentures (including $500,000 due WNAH); (d) $2,000,000 due on the Legion Note; (e) $500,000 due on the Novaeon Note; (f) $84,224 in current capital lease obligations; (g) $145,344 of other debt; and (h) $406,382 of borrowings from related parties.

          Anchor has not paid cash dividends in the past and does not expect to pay cash dividends in the foreseeable future.

Forward-Looking Information

         This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of that term under the Private Securities Litigation Reform Act of 1995. Additional written or oral forward-looking statements may be made by Anchor from time to time, in filings with the Securities and Exchange Commission or otherwise. Statements contained herein that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions referenced above. For example, discussions concerning Anchor’s ability to create new products and services, and expansion of Anchor through internal growth of existing and new products and services, may involve forward-looking statements. In addition, when used in this discussion, the words, “anticipates,” “expects,” “intends,” “plans” and variations thereof and similar expressions are intended to identify forward-looking statements.

         Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified based on current expectations. Consequently, future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements contained in this Quarterly Report. Statements in this Quarterly Report, particularly in the Notes to Financial Statements and Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, describe certain factors, among others, that could contribute to or cause such differences. Such forward-looking statements involve risks and uncertainties, and actual results could differ from those described herein. While the statements represent management’s current judgment as to the near-term future prospects of its business, such risks and uncertainties could cause actual results to differ from the above statements. While the statements represent management’s current judgment as to the near-term future prospects of its business, such risks and uncertainties could cause actual results to differ from the above statements. Factors, which could cause actual results to differ, include the following: controlling operating costs; the impact of competitive products, pricing and services; the availability of capital to finance operations and future expansion; and unanticipated regulatory changes. Other risk factors are detailed in Anchor’s filings with the Securities and Exchange Commission. Anchor assumes no obligation to update forward-looking statements.

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

Part II—Other Information

Item 1.    Legal Proceedings

Anchor

         On May 15, 2002 Anchor and its majority shareholder, WNAH, settled litigation pending before the Superior Court of Contra Costa, California, Case Number COO-03258, with two of Anchor’s former executive officers and its former auditing firm. The litigation arose from various actions and events occurring in 1999 and 2000. Certain bifurcated claims ordered to arbitration by the court had previously resulted in a September 2001 arbitration award against Anchor in the approximate amount of $304,000 in favor of its former chief executive officer. Under the terms of a global settlement, Anchor and WNAH jointly agreed to pay Anchor’s former chief executive officer the sum of $365,000 with $240,000 of such amount being provided by their employee practices liability insurer. All causes of action plead against all corporate and individual defendants and cross-defendants were dismissed with prejudice under the settlement with no admission of fault or liability by any party.

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

         WBAIS is a defendant in an administrative proceeding before the Oregon Bureau of Labor and Industries filed on March 1, 2001. The claimant in the matter was an employee of WBAIS that was involuntarily terminated in October 2000 for excessive absenteeism. The claimant alleges the termination was in violation of the federal Family Medical Leave Act, the Oregon Family Medical Leave Act and the Americans with Disabilities Act. The claim is covered under Anchor’s blanket employee practices liability insurance policy and its potential liability for defense and indemnity costs is limited to the policy’s per claim deductible of $50,000. Management is concerned that available cash resources in the future will be insufficient to satisfy the deductible payment obligations under the affected insurance policies, resulting in the termination of the policies by the insurers for breach of the insurance contracts.

         Following the July 19, 2002 general assignment for the benefit of creditors by WBAIS, the general assignee of WBAIS’s assets, San Diego Credit Association (SDCA) will have the sole authority to administer the current and future creditor claims and litigation involving the WBA companies.

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

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

Item 5.    Other Information

None.

Item 6.    Exhibits and Reports on Form 8-K

A.    Exhibits

10.53	WBA Assignment
10.54	Novaeon Forbearance Agreement
10.55	Third Amendment to Credit Terms and Conditions, Second Amendment to Promissory Note and Waiver of Certain Covenant Defaults
99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

B.    Reports on Form 8-K

None

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Anchor has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Anchor Pacific Underwriters, Inc. (Anchor)

Date: November 21, 2002	by:	/s/ Jeffrey S. Ward

Jeffrey S. Ward Chairman, Chief Executive Officer and Director (Principal Executive Officer)

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Anchor and in the capacities and on the dates indicated.

ANCHOR PACIFIC UNDERWRITERS, INC.

Date:	November 21, 2002	/s/ Jeffrey S. Ward

Jeffrey S. Ward Chairman, Chief Executive Officer and Director

Date:	November 21, 2002	/s/ Gerard A.C. Bakker

Gerard A.C. Bakker President and Director

CERTIFICATIONS

I, Jeffrey S. Ward, Chairman and Chief Executive Officer of Anchor Pacific Underwriters, Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Anchor Pacific Underwriters, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operation and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date:   November 21, 2002

/s/ Jeffrey S. Ward

Jeffrey S. Ward, Chairman and Chief Executive Officer (Principal Executive Officer)

I, Jeffrey S. Ward, Chief Financial Officer of Anchor Pacific Underwriters, Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Anchor Pacific Underwriters, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operation and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date:   November 21, 2002

/s/ Jeffrey S. Ward

Jeffrey S. Ward, Chief Financial Officer