Form 10-Q
period 2002-06-30
ANCHOR PACIFIC UNDERWRITERS INC
filed 2002-11-21
CIK 317781

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the Quarter Ended June 30, 2002	Commission File Number: 0-9628
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [ ] to [ ]

ANCHOR PACIFIC UNDERWRITERS, INC.
 (Exact name of registrant as specified in its charter)

Delaware	94-1687187
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

610 West Ash Street, Suite 1900 San Diego, CA	92101
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:    (619) 557-2777

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

ANCHOR PACIFIC UNDERWRITERS, INC.

PART I—FINANCIAL INFORMATION

Item 1:   Financial Statements:

Anchor Pacific Underwriters, Inc. and Subsidiaries
(a majority owned subsidiary of Ward North America Holding, Inc.)
 Consolidated Balance Sheets

	June 30, 2002	December 31, 2001

Assets
Current Assets:
Cash and cash equivalents	$133,396	$589,526
Accounts receivable (less allowance for doubtful accounts of $144,260 in 2002 and $196,763 in 2001)	837,048	732,285
Prepaid expenses and other current assets	41,671	15,939

Total current assets	1,012,115	1,337,750

Property and equipment, net	162,555	212,821
Intangible assets, net	492,721	492,721
Other	16,710	16,710

Total assets	$1,684,101	$2,060,002

Liabilities and Deficiency in Assets
Current Liabilities:
Accounts payable	$956,436	$987,779
Accrued expenses	1,495,311	1,385,933
Accrued legal expenses	168,661	206,322
Short-term borrowings owed to related parties	500,366	613,415
Current portion of long-term debt, including $3,499,000 in 2002 and 2001, owed to related parties	4,629,737	4,969,084
Current portion of capital lease obligations	84,224	79,529

Total current liabilities	7,834,735	8,242,062

Total liabilities	7,834,735	8,242,062

Deficiency in Assets:
Preferred stock—$.02 par value; 2,500,000 shares authorized; 1,853,300 shares issued and outstanding as of June 30, 2002 and December 31, 2001	37,066	37,066
Common stock—$.02 par value; 50,000,000 shares authorized; 4,709,904 and 4,709,910 shares issued and outstanding as of June 30, 2002 and December 31, 2001, respectively	94,201	94,201
Additional paid-in capital	6,158,787	6,158,787
Accumulated deficit	(12,440,688)	(12,472,114)

Total deficiency in assets	(6,150,634)	(6,182,060)

Total liabilities and deficiency in assets	$1,684,101	$2,060,002

     See accompanying notes

Anchor Pacific Underwriters, Inc. and Subsidiaries
(a majority owned subsidiary of Ward North America Holding, Inc.)
 Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30

	2002	2001	2002	2001

Revenues:
Service fees	$745,337	$1,208,421	$1,527,880	$2,307,541
Service fees from related party	706,261	48,040	1,232,692	48,040

Total revenues	1,451,598	1,256,461	2,760,572	2,355,581

Operating expenses:
Salaries, commissions and employee benefits	704,887	844,712	1,373,203	1,558,923
Selling, general and administrative expenses	566,140	450,177	1,120,437	866,429
Depreciation and amortization	26,036	23,622	50,972	46,602
Amortization of goodwill and intangible assets (Note 3)	—	13,687	—	27,374

Total operating expenses	1,297,063	1,332,238	2,544,612	2,499,328

Income (loss) from continuing operations before other income(expense) and income taxes	154,535	(75,777)	215,960	(143,747)
Other income (expense):
Interest expense	(86,060)	(135,009)	(185,263)	(218,132)
Other	(11)	3,263	729	3,263

Total other expense	(86,071)	(131,746)	(184,534)	(214,869)

Income (loss) from continuing operations before income taxes	68,464	(207,523)	31,426	(358,616)
Provision for income taxes	—	—	—	—

Income (loss) from continuing operations	68,464	(207,523)	31,426	(358,616)

Discontinued operations:
Loss from operations	—	(323,395)	—	(597,430)
Loss on disposal	—	—	—	(459,887)

Loss from discontinued operations	—	(323,395)	—	(1,057,317)

Net income (loss)	$68,464	$(530,918)	$31,426	$(1,415,933)

Basic and diluted net income (loss) per common share:
From continuing operations	$0.01	$(0.04)	$0.01	$(0.08)
From discontinued operations	0.00	(0.07)	0.00	(0.22)

Basic and diluted net income (loss) per common share	$0.01	$(0.11)	$0.01	$(0.30)

Weighted average number of common shares outstanding	4,709,904	4,709,922	4,709,904	4,709,922

         See accompanying notes

Anchor Pacific Underwriters, Inc. and Subsidiaries
(a majority owned subsidiary of Ward North America Holding, Inc.)
Consolidated Statements of Cash Flows
(unaudited)
	Six Months Ended June 30

	2002	2001

Operating activities:
Net income (loss)	$31,426	$(1,415,933)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	50,972	187,326
Amortization of goodwill	—	27,374
Loss on write-down of internal-use software and other assets from discontinued operations	—	270,259
Provision for losses on accounts receivable	63,164
Changes in items affecting operations, net of effects of acquisition in 2001:
Accounts receivable	(167,927)	(65,703)
Prepaid expenses and other current assets	(25,732)	280,890
Other assets	—	(38,242)
Decrease in cash overdraft	—	(138,695)
Accounts payable and accrued expenses	40,374	1,054,115

Net cash (used in) provided by operating activities	(7,723)	161,391

Investing activities:
Purchases of property and equipment	(706)	(475,358)
Cash paid for acquisitions	—	(1,524,469)

Net cash used in investing activities	(706)	(1,999,827)

Financing activities:
Borrowings on long-term debt	—	2,132,298
Repayments on long-term debt	(334,652)	(211,436)
Repayments on line of credit from related parties	—	(409,000)
Short-term borrowings (repayments) from related parties	(113,049)	613,232
Repayments on capital lease obligation and long-term liabilities	—	(48,897)

Net cash (used in) provided by financing activities	(447,701)	2,076,197

Net (decrease) increase in cash and cash equivalents	(456,130)	237,761
Beginning of period	589,526	—

End of period	$133,396	$237,761

Supplemental cash flow information:
Cash paid during the period for interest	$152,059	$121,637

Supplemental disclosure of noncash investing activities related to acquisitions:
Fair value of assets acquired		$1,477,000
Fair value of liabilities assumed		—
Note payable		(500,000)
Purchase price in excess of net assets acquired		523,000
Fees—transaction		24,469

Cash paid for acquisitions		$1,524,469

     See accompanying notes

ANCHOR PACIFIC UNDERWRITERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
JUNE 30, 2002

NOTE 1—BASIS OF PRESENTATION

     The accompanying consolidated balance sheet as of June 30, 2002, consolidated statements of operations for the three and six months ended June 30, 2002 and 2001, and consolidated statements of cash flows for the six months ended June 30, 2002 and 2001 have been prepared by Anchor Pacific Underwriters, Inc. (unless otherwise noted, “the Company,” “Anchor Pacific,” “Anchor,” “we,” “APU,” “us,” or “our,” refers to Anchor Pacific Underwriters, Inc.) and have not been audited. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United Sates of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. These consolidated financial statements, in our opinion, include all adjustments necessary for a fair presentation of the consolidated financial position, results of operations, and cash flows for all periods presented. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our annual Report on Form 10-K filed for the year ended December 31, 2001, which provides further information regarding our significant accounting policies and other financial and operating information. Interim operating results are not necessarily indicative of operating results for the full year or any other future period.

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

     At June 30, 2002, the Company had negative working capital of $6,822,620 and a deficiency in assets of $6,150,634. The Company is in violation of the terms of substantially all of its debt provisions. In 2001, the Company received financing from its majority shareholder, Ward North America Holding, Inc. (“WNAH”). Management has been notified by WNAH that it does not intend to provide any further financing in support of the Company’s operations. Effective January 1, 2002, the Company discontinued WBA companies’ plan administration business (Note 9); therefore there is no financial activity for these operations in the 2002 results. The Company’s consolidated financial statements have been reclassified to reflect the discontinuation of WBA’s operations in 2001. Accordingly, the revenues and operating and other expenses of WBA have been reported as “Discontinued Operations” in the six months ended June 30, 2001.

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

     One financing alternative under consideration by Anchor contemplates funds to be provided by WNAH. WNAH, however, is currently prohibited under its Securities Purchase Agreement with Anchor from acquiring additional Anchor equity unless it first makes a tender offer to buy all the shares of Anchor’s common stock not then owned by WNAH, or its affiliates, at a purchase price equal to the greater of: (i) $.080 per share (as adjusted for stock splits, combinations or dividends with respect to such shares) or (ii) the price per share determined by assuming the value of Anchor to be equal to Anchor’s earnings before income taxes (“EBIT”) for the 12 full calendar months preceding the month in which the offer is made, multiplied by six (6) and divided by the number of shares outstanding of the Company on a fully diluted basis. This contractual restriction expires in March 2003. Any equity refinancing proposal involving funds to be provided by WNAH would likely be contingent upon WNAH successfully completing its own private equity offering which commenced in April 2002 and the approval by a majority of Anchor’s disinterested common shareholders. There can be no assurance that a commitment from WNAH to provide additional funds to Anchor will be obtained or, if such an agreement is reached, that WNAH will be successful in its own efforts to raise additional working capital or that such a plan would be acceptable to Anchor’s common shareholders.

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

     On April 1, 2002, Legion, a shareholder of WNAH, was placed into voluntary rehabilitation by the Commonwealth Court of Pennsylvania. Beginning on April 1, 2002, Legion operated in run-off under the control of the Insurance Commissioner of the Commonwealth of Pennsylvania as Rehabilitator. Legion has not written any new insurance policies since going into rehabilitation. On September 3, 2002, the Insurance Commissioner of the Commonwealth of Pennsylvania petitioned the Pennsylvania Court to order Legion into liquidation. Should the Court issue an order of liquidation, as part of the liquidation process, all outstanding claims on Legion programs will be managed by various state guaranty associations. Management is evaluating the likely impact of Legion’s liquidation on the Company’s future results including the possibility of a substantial loss of revenue to Spectrum CA. For the three months ended June 30, 2002, the Company has recognized $706,261 of revenue from Legion. For the six months ended June 30, 2002, the Company has recognized $1.2 million of revenue from Legion. The Company had an accounts receivable balance due from Legion programs of $369,515 at June 30, 2002. When Legion went into rehabilitation on April 1, 2002, the State of Pennsylvania placed a moratorium on all vendor payments for amounts owed prior to April 1, 2002. Spectrum CA had an accounts receivable balance of $99,696 due from Legion at April 1, 2002. Spectrum CA has recorded an allowance for doubtful accounts for the entire account receivable balance owed by Legion before April 1, 2002.

     On July 19, 2002, WBAIS made a general assignment of assets for the benefit of creditors to facilitate a workout of its debt under an arrangement that is similar to a Chapter 7 bankruptcy liquidation. The assignee, San

Diego Credit Association (“SDCA”), has rights under California state law similar to those of a federal bankruptcy trustee, including the right to take possession of a debtor’s assets, recover avoidable transfers of property for the benefit of all creditors, pursue and compromise claims on behalf of the debtor, and administer the equitable distribution of the debtor’s assets among its creditors. As a result of the assignment, WBAIS’s former assets are no longer controlled by WBAIS or the Company and cannot be used by either WBAIS’s or the Company’s board of directors to satisfy the liabilities of WBAIS. Therefore, the Company will deconsolidate WBAIS effective July 19, 2002, which will result in the recognition of a deferred gain in the amount of $2,876,720. Such deferred gain represents the difference between the carrying values of WBAIS’s assets of $444,450 and liabilities of $6,094,359, net of intercompany liabilities due to the Company of $2,773,189, as of July 19, 2002. Because the gain will not be assured until WAIS is liquidated, the Company will recognize the deferred gain when the liquidation of WBAIS is complete. The Company does not have an estimate as to when it will recognize this gain.

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

NOTE 3—RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 changes the accounting for goodwill and certain intangible assets from an amortization method to an impairment-only approach. The amortization of goodwill, including goodwill recorded in past business combinations, ceased when the Company adopted SFAS No. 142 on January 1, 2002. In connection with the adoption of the SFAS No. 142, the Company was required to complete the initial step of a transitional impairment assessment within six months of adoption, and complete the final step of the transitional impairment test by the end of the year. The Company completed this transitional impairment test and deemed that no impairment loss was necessary. Any subsequent impairment losses will be reflected in operating income in the income statement. The effect of no longer amortizing goodwill in accordance with SFAS No. 142 for all periods presented is as follows:
	Three Months Ended		Six Months Ended

	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001

Reported income (loss) from continuing operations	$68,464	$(207,523)	$31,426	$(358,616)
Add back goodwill amortization	—	13,687	—	27,374

Adjusted income (loss) from continuing operations	$68,464	$(193,836)	$31,426	$(331,242)

Basic and diluted net income (loss) from continuing operations per share:
Reported income (loss) from continuing operations	$0.01	$(0.04)	0.01	$(0.08)
Goodwill amortization	—	—	—	0.01

Adjusted basic and diluted net income (loss) from continuing operations per share	$0.01	$(0.04)	$0.01	$(0.07)

      In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business (as previously defined in that opinion). SFAS No. 144 will be adopted January 1, 2002. The Company has not yet determined whether the adoption of SFAS No. 144 will have a material impact on the Company’s consolidated results of operations or financial position.

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

NOTE 4—ACQUISITION

         In January 2001, Anchor entered the managed care service business by purchasing substantially all of the assets and business of Novaeon, Inc. (“Novaeon” and the “Novaeon Assets”) from Novaeon’s Chapter 11 bankruptcy estate. APU subsequently transferred the Novaeon assets to a newly created subsidiary, Spectrum CA.

         The purchase price of the Novaeon Assets was payable at the closing by a cash down payment of $1,500,000 and delivery of Anchor’s contingent promissory note (the “Novaeon Note”) in the principal amount of $3,500,000, that was subsequently reduced to $500,000 as a result of the revenue contingency provision. The Novaeon Note was due on April 30, 2002. Anchor failed to make the payment on April 30, 2002 and has negotiated amended payment terms with the Novaeon bankruptcy estate pursuant to a forbearance agreement. The forbearance agreement required an initial payment of $97,926 in principal and interest by May 31, 2002 and the remaining principal and interest of $457,353, plus 8% interest, to be paid in 12 monthly installments of $39,784 beginning July 1, 2002 until June 1, 2003. The balance of principal and interest at June 30, 2002 was $457,353. The balance at October 31, 2002 was $308,935.

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

	Pro forma Results For the Three Month Period Ended June 30, 2001	Pro forma Results for the Six Month Period Ended June 30, 2001

Revenues from continuing operations	$1,256,461	$2,562,581

Net loss from continuing operations	$(207,523)	$(384,077)

Basic and diluted loss per share from continuing operations	$(0.04)	$(0.08)

NOTE 5—TERM BANK LOAN

         On September 30, 1999, the Company entered into a term loan (“Secured Bank Loan”) of $931,485 with Comerica Bank (“the Bank”), combining the balances owing on an existing term loan and a $250,000 bank loan. The basic terms of this Secured Bank Loan are (a) monthly interest payments equal to bank’s prime rate, plus 2.5% (b) a maturity date of October 7, 2002 and (c) monthly principal payments in installments of $16,500 which began on November 7, 1999. The Secured Bank Loan is secured by certain receivables, property and equipment, and other assets. The loan agreement with the Bank contains certain restrictive covenants that, among other things, require Anchor to maintain certain levels of net worth and cash flow (as defined), and prohibits the payment of dividends. Anchor was not in compliance with these covenants at June 30, 2002.

         The balance of the Secured Bank Loan was $217,986 as of June 30, 2002. The Company made additional principal payments as consideration under that certain Forbearance Agreement and Amendment to Promissory Note and Conditional Consent to Subsidiary Transactions dated January 2, 2002 executed between Anchor and the Bank (the “Forbearance Agreement”). The Forbearance Agreement amended the repayment terms of the Secured Bank Loan making it payable in monthly amortized installments of principal in the amount of $20,000, plus applicable interest for that month, with a balloon payment of $257,986 due on October 5, 2002. The Forbearance Agreement also evidenced the Bank’s forbearance of Anchor’s financial covenant defaults under the Secured Bank Loan until January 31, 2002 and the Bank’s consent to the cessation and wind down of WBAIS’s business. As a condition of its forbearance, the Bank sought and obtained the execution and delivery of an Unconditional Guaranty of the Secured Bank Loan by WNAH. The repayment of the Secured Bank Loan is further secured by a blanket security interest in favor of the Bank encumbering the assets of Anchor and its subsidiaries.

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

NOTE 6—CONVERTIBLE DEBENTURES

Series B Convertible Debentures

     During 1998, Anchor raised $215,000 from five members of the Board of Directors and other qualified investors by offering 10% Convertible Subordinated Debentures Series B (the “Series B Debentures”). The basic terms of the Series B Debentures were (a) 10% interest, payable semi-annually in arrears (b) two year maturity (c) conversion price of $0.50 per share (d) ”Piggyback” registration rights for three years (e) for each $5,000 of Series B Debentures acquired, an investor received a five-year warrant to acquire 2,000 shares of Anchor common stock at an exercise price of $0.50 per share; and (f) subordination provisions that subordinate the Series B Debentures to Anchor’s “Senior Debt” (as defined in the Series B Debentures). In early 1999, Anchor raised an additional $50,000 and redeemed one debenture for $15,000. On March 15, 2000, Anchor redeemed $130,000 of the Series B Debentures. In late 2000, Anchor redeemed $45,000 of the outstanding Series B Debentures. At June 30, 2002, Anchor was in default on the outstanding balance of $75,000 in Series B debentures, which has been classified as current in the accompanying balance sheet as of June 30, 2002. Accrued interest due on the Series B Debentures was $1,875 at June 30, 2002.

Series D Convertible Debentures

         During 1999, Anchor raised $244,000 from other qualified investors by offering 10% Convertible Subordinated Debentures, Series D (the “Series D Debentures”). The basic terms of the Series D Debentures were (a) 10% interest, payable semi-annually in arrears (b) two year maturity (c) conversion price of $0.50 per share (d) ”Piggyback” registration rights for three years (e) for each $5,000 of Series D Debentures acquired, an investor received a five year warrant to acquire 3,000 shares of Anchor common stock at an exercise price of $0.50 per share and (f) subordination provisions that subordinates the Series D Debentures to Anchor’s “Senior Debt” (as defined). In December 2001, Anchor redeemed $9,000 of the outstanding Series D Debentures. At June 30, 2002, Anchor was in default on the entire $235,000 in Series D Debentures, which have been classified as current in the accompanying balance sheet as of June 30, 2002. Accrued interest due on the Series D Debentures was $5,875 at June 30, 2002.

Series E Convertible Debentures

         In late 1999, Anchor raised $400,000 from WNAH by offering 10% Convertible Subordinated Debentures, Series E (the “Series E Debentures”). The basic terms of the Series E Debentures were (a) 10% interest, payable semi-annually in arrears (b) two year maturity (c) conversion price of $0.50 per share (d) ”Piggyback” registration rights for three years (e) for each $5,000 of Series E Debentures acquired, WNAH received a five year warrant to acquire 3,000 shares of Anchor common stock at an exercise price of $0.50 per share and (f) subordination provisions that subordinates the Series E Debentures to Anchor’s “Senior Debt” (as defined). The Series E Debentures are superior to all other debentures of the Company, including without limitation those Series B and D debentures, and shall constitute “Senior Debt” for purposes of those debentures. During 2000, Anchor raised an additional $100,000 from WNAH through the Series E offering, subject to the terms and provisions described above, bringing the total outstanding Series E debentures to $500,000. At June 30, 2002, Anchor was in default on the entire $500,000 in Series E Debentures, which have been classified as current in the accompanying balance sheet as of June 30, 2002. Accrued interest due on the Series E Debentures was $126,667 at June 30, 2002.

NOTE 7—CONVERTIBLE LOAN FACILITY

         A $1,000,000 convertible loan facility (the “Convertible Loan”) was made available immediately following the closing of the purchase of the Series A Preferred shares by WNAH. The Convertible Loan is convertible, at WNAH’s option, into Series A Preferred shares, which are further convertible into a number of shares of common stock. These shares of common stock, when added to the shares of common stock issued or issuable pursuant to the Series E Debentures (not including the warrants accompanying the Series E Debentures) and other shares of Series A Preferred issued to WNAH, would constitute 73.5% of Anchor’s common stock on a fully-diluted basis following such conversion, assuming the maximum amount of $1,000,000 was borrowed and converted by Anchor pursuant to the Convertible Loan. During 2001, Anchor repaid $91,000 of the convertible loan facility to WNAH and borrowed an additional $90,000. As of June 30, 2002, Anchor was in default on the balance of $999,000, which has been classified as current in the accompanying balance sheet as of June 30, 2002. Accrued interest due on the Convertible Loan was $205,425 at June 30, 2002.

NOTE 8—COMPUTATION OF NET LOSS PER SHARE

        Basic net income (loss) per common share is presented in conformity with SFAS No. 128, “Earnings per Share,” for all periods presented. Basic net income (loss) per share is computed using the weighted-average number of outstanding shares of common stock.

         Diluted net income (loss) per share is computed using the weighted-average number of shares of common stock outstanding and, when dilutive, rights to purchase common stock under outstanding options, warrants, and conversion rights, potential common shares from options and warrants to purchase common stock using the treasury method and from convertible debt and equity securities using the as-if converted basis. All common shares issuable under outstanding vested options, warrants, and conversion rights, have been excluded from the computation of diluted net income (loss) per share for the three and six months ended June 30, 2002 and 2001 because the effect would have been anti-dilutive.

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

         For the three and six months ended June 30, 2001, the following is summarized financial information for the discontinued operations:

	Three Month Period Ended June 30 2001	Six Month Period Ended June 30 2001

Service revenues	$1,375,911	$3,047,159

Loss from operations of discontinued business	$(323,395)	$(597,430)
Loss on disposal of discontinued operations during phase-out period	—	(459,887)

Loss from discontinued operations (after applicable income taxes of $0 and $0)	$(323,395)	$(1,057,317)

         Loss on disposal of discontinued business during phase-out period includes estimated costs associated with the wind down of WBAIS and estimated referral fees from LBW as determined at December 31, 2001. The costs include future office lease and operating lease obligations of approximately $428,000, fixed asset write-downs of $42,000 and other operating costs of approximately $40,000. The referral fees included in the loss are estimated at $50,000 for 2002. In the six months ended June 30, 2002, the accrual for costs estimated during the phase out period increased $145,000. WBAIS received approximately $12,000 in commissions from Loomis, $41,000 in collections from accounts receivables previously written off, $100,000 in liquidated trust funds and recognized $8,000 in expenses previously accrued.

         The following is summarized assets and liabilities of WBAIS, excluding intercompany balances with Anchor and Spectrum CA.

	June 30, 2002	December 31, 2001

Current Assets
Accounts receivable	—	$183,000
Other current assets	$26,548	56,000

Total assets of discontinued operations	$26,548	$239,000

Current Liabilities
Accounts payable and accrued liabilities	$1,670,106	$1,767,000
Short-term borrowings from related parties	1,004,555	958,000
Current portion of debt	229,569	237,000

Total liabilities of discontinued operations	$2,904,230	$2,962,000

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Background

         Ongoing operating losses from the WBA companies and inadequate working capital led to the wind down and closure of the WBA companies’ benefits plan administration business operations by January 2002. As a result of discontinuing WBA’s operations effective December 31, 2001, there is no financial activity for these operations in the 2002 results. For the six months ended June 30, 2001, the results of operations of WBA have been segregated in the consolidated statement of operations as discontinued operations.

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

         Negotiations involving Legion, the Pennsylvania Insurance Commissioner as Rehabilitator of Legion, among others, are ongoing regarding a number of matters critical to the continued financial viability of Spectrum CA and Anchor. These matters include the extension of the Legion Loan’s maturity date beyond December 31, 2001. In the event this debt agreement is not successfully re-negotiated, Anchor’s assets, including its ownership interest in Spectrum CA, and Spectrum CA’s ownership of its assets and business, would likely be subject to Legion’s foreclosure remedies as a secured creditor under the Legion Loan.

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

Results of Continuing Operations—Three Months Ended June 30, 2002 and 2001

         Results of continuing operations consist of the operations of Spectrum CA and the general and administrative costs and interest expense of Anchor. Spectrum CA was formed out of the acquisition of the assets of the bankruptcy estate of Novaeon, Inc. in January 2001.

Revenues

         Total Revenues.   Total revenues increased $195,137 or 16% to $1,451,598 for the three months ended June 30, 2002 from $1,256,461 for the three months ended June 30, 2001. The revenues in both periods were primarily generated from telephonic case management and utilization services. During the first half of 2001, Spectrum CA lost approximately 40% of its customers that were obtained in the Novaeon acquisition. In the latter half of 2001 and the beginning of 2002, Spectrum CA gained new customers as a direct result of its affiliation with WNAH, including Legion. Legion represented 43% of Spectrum CA’s revenues for the three months ended June 30, 2002 and 21% for the year ended December 31, 2001. Legion related services grew in the second quarter of 2002 as direct result of an increase in referral business from Legion’s third party administrators (“TPA’s”). Legion asked its TPA’s to begin using Spectrum CA for all managed care assignments that require case management services. In May and June 2002, Spectrum CA earned $311,000 in case management fees from Legion TPA’s. An unaffiliated customer represented 37% and 46% of Spectrum CA’s revenue for the three months ended June 30, 2002 and 2001, respectively.

Expenses

         Total Operating Expenses.   Total operating expenses decreased $35,175 or 3% to $1,297,063 for the three months ended June 30, 2002 from $1,332,238 for the three months ended June 30, 2001. In the second quarter of 2002, operating expenses consisted of salaries and employee benefits of $704,887, general and administrative expenses of $566,140 and depreciation of $26,036. In the second quarter of 2001, operating expenses consisted of salaries and employee benefits of $844,712, general and administrative expenses of $450,177, depreciation of $23,662 and goodwill amortization of $13,687. The net decrease is the result of a decrease in employee costs of $139,825 netted with an increase in general administrative costs of $155,963.

         Employee Compensation and Benefits.   Employee compensation and benefits for the three months ended June 30, 2002 and 2001 were $704,887 and $844,712, respectively. Employee compensation and benefits decreased $139,825 or 17% as a direct result of a 20% reduction in average headcount, offset by additional salary costs for an executive in Anchor in 2002. Spectrum CA had an average of 48 employees during the second quarter of 2002, compared to an average of 60 employees during the second quarter of 2001.

         Selling, General and Administrative Expenses.   Selling, general and administrative expenses for the three months ended June 30, 2002 and 2001 were $566,140 and $450,177 respectively. In 2002, these expenses consisted mainly of rent expense of $116,227, corporate overhead charge of $219,938, and professional fees of $56,272. In 2001, these expenses consisted mainly of rent expense of $186,587, corporate overhead charge from WNAH of $109,306 and professional fees of $56,645. Spectrum CA has approximately 9 locations in the United States. In the second quarter of 2001, Spectrum CA incurred additional rent expense costs for closures of offices previously occupied by Novaeon. Pursuant to a resource sharing agreement, Spectrum CA pays WNAH an overhead fee for corporate services such as accounting, legal, human resources and IT provided by WNAH. In 2002, the fee was increased from 10% of Spectrum CA’s revenue to 15% to better reflect the amount of corporate services that were being provided on behalf of Spectrum CA.

         Depreciation.   Depreciation was $26,036 and $23,662 for the three months ended June 30, 2002 and 2001 respectively. The expense increased slightly in 2002 due to additions to fixed assets for Spectrum CA in 2001.

         Amortization of Goodwill.   Amortization of goodwill was $0 for the three months ended June 30, 2002. In accordance with SFAS No. 142, the Company has stopped amortizing goodwill. Amortization of goodwill was $13,687 for the three months ended June 30, 2001. At June 30, 2002, goodwill was comprised solely of the goodwill recorded as a result of the Novaeon purchase, representing the excess of the cost of acquisitions over the fair value of net assets acquired of Novaeon.

         Interest Expense.   Interest expense decreased $48,949 or 36%, to $86,060 for the three months ended June 30, 2002 from $135,009 for the three months ended June 30, 2001. The decrease was due to a decrease of interest on the Secured Bank Loan due to principal payments and declining interest rates. In addition, interest expense decreased on the Novaeon note as a result of principal payments in May 2002.

Results of Continuing Operations—Six Months Ended June 30, 2002 and 2001

Revenues

         Total Revenues.   Total revenues increased $404,991 or 17% to $2,760,572 for the six months ended June 30, 2002 from $2,355,581 for the six months ended June 30, 2001. Revenues increased in 2002 from new customers Spectrum CA gained as a direct result of its affiliation with WNAH, in particular Legion. Legion represented $1.2 million or 40% of Spectrum CA’s revenues for the six months ended June 30, 2002 and $989,000 or 21% for the year ended December 31, 2001. Legion’s business with Spectrum CA increased in the second half of 2001. The 2001 revenues were generated mainly from customers obtained in the Novaeon Asset acquisition. Spectrum CA lost several accounts during the first six months of 2001 and experienced a revenue decrease in the period. An unaffiliated customer represented 39% and 46% of Spectrum CA’s revenue for the six months ended June 30, 2002 and 2001, respectively.

Expenses

         Total Operating Expenses.   Total operating expenses increased $45,284 or 2% to $2,544,612 for the six months ended June 30, 2002 from $2,499,328 for the six months ended June 30, 2001. In the six months ended June 30, 2002, operating expenses consisted of salaries and employee benefits of $1,373,203, general and administrative expenses of $1,120,437 and depreciation of $50,972. In the six months ended June 30, 2001, operating expenses consisted of salaries and employee benefits of $1,558,923, general and administrative expenses of $866,429, depreciation of $46,602 and goodwill amortization of $27,374. The net increase is the result of a decrease in employee costs of $185,720 netted with an increase in general administrative costs of $254,009.

         Employee Compensation and Benefits.   Employee compensation and benefits for the six months ended June 30, 2002 and 2001 were $1,373,203 and $1,558,923 respectively. Employee compensation and benefits decreased $185,720 or 12% as direct result of a 22% reduction in average headcount in the period, offset by additional salary costs for an executive in Anchor in 2002. Spectrum CA had an average of 50 employees during the first six months of 2002, compared to an average of 64 employees during the first six months of 2001.

         Selling, General and Administrative Expenses.   Selling, general and administrative expenses for the six months ended June 30, 2002 and 2001 were $1,120,437 and $866,429 respectively. In 2002, these expenses consisted mainly of rent expense of $230,604, corporate overhead charge of $416,086, professional fees of $109,611, and bad debt expense of $63,164. In 2001, these expenses consisted mainly of rent expense of $311,438, corporate overhead charge from WNAH of $230,201 and professional fees of $70,772. Spectrum CA has approximately 9 locations in the United States. In 2001, Spectrum CA incurred additional rent expense costs for closures of offices previously occupied by Novaeon. Pursuant to a resource sharing agreement, Spectrum CA pays WNAH an overhead fee for corporate services such as accounting, legal, human resources and IT provided by WNAH. In 2002, the fee was increased from 10% of Spectrum CA’s revenue to 15% to better reflect the amount of corporate services that were being provided on behalf of Spectrum CA. In the first quarter of 2002, Spectrum CA accrued an additional $50,000 in bad debt allowance in anticipation of uncollectible receivables from Legion. When Legion went into rehabilitation on April 1, 2002, the State of Pennsylvania placed a moratorium on all vendor payments for amounts owed prior to April 1, 2002. Spectrum had an accounts receivable balance of $99,696 due from Legion at April 1, 2002 and has a total allowance for uncollectible accounts of $144,260 at June 30, 2002.

         Depreciation.   Depreciation was $50,972 and $46,602 for the six months ended June 30, 2002 and 2001 respectively. The expense increased slightly in 2002 due to additions to fixed assets for Spectrum CA in 2001.

         Amortization of Goodwill.   Amortization of goodwill was $0 for the six months ended June 30, 2002. In accordance with SFAS No. 142, the Company has stopped amortizing goodwill. Amortization of goodwill was $27,374 for the six months ended June 30, 2001. At June 30, 2002, goodwill was comprised solely of the goodwill recorded as a result of the Novaeon purchase, representing the excess of the cost of acquisitions over the fair value of net assets acquired of Novaeon.

         Interest Expense.   Interest expense decreased $32,869 or 15%, to $185,263 for the six months ended June 30, 2002 from $218,132 for the six months ended June 30, 2001. The decrease was due to a decrease of interest on the Secured Bank Loan due to principal payments and declining interest rates. In addition, interest expense decreased on the Novaeon note as a result of principal payments in May 2002.

Results of Discontinued Operations—Three Months Ended June 30, 2001

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

Revenues

         Total revenues were $1,375,911 for the three months ended June 30, 2001. Revenues continued to decline in 2001. WBA’s clients continued to be dissatisfied with the companies’ service levels, limited data reporting capabilities, and inability to provide system features available from other vendors such as direct internet access to plan and benefits information for employers, covered employees and medical providers.

Loss from discontinued operations

         Loss from discontinued operations was $323,395 for the three months ended June 30, 2001. The loss consisted of the employee compensation costs of $759,048, selling, general and administrative costs of $791,735, depreciation of $48,591, other expense of $7,575 and impairment charge for certain software and related hardware of $92,357, offset by revenues of $1,375,911. Expenses continued to decline in the three months ended June 30, 2001 due mainly to decreases in salary and compensation costs from the closure of WBA’s Concord, California office.

Results of Discontinued Operations—Six Months Ended June 30, 2001

Revenues

         Total revenues were $3,047,159 for the six months ended June 30, 2001. Revenue continued to decline in WBA’s California and Arizona offices, resulting from the closure of its Concord, California offices. WBA’s clients continued to be dissatisfied with the companies’ service levels, limited data reporting capabilities, and inability to provide system features available from other vendors such as direct internet access to plan and benefits information for employers, covered employees and medical providers.

Loss from discontinued operations

         Loss from discontinued operations was $1,057,317 for the six months ended June 30, 2001. The loss consisted of $459,887 of expenses relating to the disposal of WBA, consisted of the employee compensation costs of $1,659,914, selling, general and administrative costs of $1,565,262, depreciation of $140,724, other expense of $8,420 and impairment charge for certain software and related hardware of $270,259, offset by revenues of $3,047,159. The operating expenses decrease is the result of reductions in salary and compensation expense from the closure of WBA’s Concord, California office.

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

         At June 30, 2002, Anchor had negative working capital of $6,822,621 and a deficiency in assets of $6,150,635. Anchor is in violation of the terms of substantially all of its debt provisions. One financing alternative under consideration by Anchor contemplates funds to be provided by WNAH, Anchor’s majority shareholder. Although Anchor received financing from WNAH in 2001, any future equity refinancing proposal involving funds to be provided by WNAH would likely be contingent upon WNAH successfully completing its own private equity offering which commenced in April 2002, and the approval by a majority of Anchor’s disinterested common shareholders. There can be no assurance that WNAH will be successful in its efforts to raise additional working capital, or that any equity financing plan with WNAH would be approved by a majority of Anchor’s disinterested common shareholders. Moreover, there can be no assurance that a commitment from WNAH to provide additional funds to Anchor will ever be obtained. Anchor has been notified by WNAH that WNAH does not intend to provide any further financing in support of Anchor’s operations.

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

         On July 19, 2002, WBAIS made a general assignment of assets for the benefit of creditors to facilitate a workout of its debt under an arrangement that is similar to a Chapter 7 bankruptcy liquidation. The assignee, San Diego Credit Association, has rights under California state law similar to those of a federal bankruptcy trustee, including the right to take possession of a debtor’s assets, recover avoidable transfers of property for the benefit of all creditors, pursue and compromise claims on behalf of the debtor, and administer the equitable distribution of the debtor’s assets among its creditors. On July 19, 2002, WBA had assets of $444,440 and liabilities of $6,094,360, including $3,779,345 of liabilities due to APU and WNAH and its subsidiaries.

         Anchor reported net cash flows used in operations of $7,723 for the six months ended June 30, 2002, compared to net cash flows provided by operations of $161,391 for the same period in 2001. Net cash used in operations for the six months ended June 30, 2002, was comprised of net income of $31,426, increased by non-

cash depreciation of $50,972 and bad debt expense of $63,164 and increased by a net change in current assets and liabilities of $42,623. The change in current assets and liabilities is comprised primarily of a $167,927 increase in account receivable attributable to the new business that Spectrum CA began receiving from Legion’s rehabilitation, net of an increase of $40,374 in accounts payable and accrued expenses. During the first six months of 2001, Anchor incurred a net loss of $1,415,933 coupled with an increase in accounts payable and accrued expenses of $1,054,115 as a result of delayed payment on accounts payable due to a lack of working capital and the accrual of disposal costs related to the divestiture of WBA.

         Net cash used in investing activities for the six months ended June 30, 2002 was $706 for the purchase of equipment. Net cash used in investing activities for the six months ended June 30, 2001 was $1,999,827 including $1,524,469 used to acquire the assets of Novaeon and $475,358 used primarily for software development and systems implementation.

         Net cash used in financing activities for the six months ended June 30, 2002 was $447,701 primarily for repayments of debt. Anchor paid $284,500 on the Secured Bank Loan, $97,926 on the Novaeon Note, $7,557 on other debt and $113,049 on the advances from WNA. In addition, debt increased by $55,331 due to the reclass of interest payable on the Novaeon debt from accrued liabilities to current portion of long term debt. Net cash provided by financing activities for the six months ended June 30, 2001 was $2,076,197 primarily from the issuance of the $2,000,000 Legion Loan, $613,232 from operating charges and advances from the subsidiaries of WNAH, $90,000 from the Convertible Loan, $42,298 from increases in other debt, reduced by repayments of: $409,000 in short-term advances to WNAH, $99,000 on the Secured Bank Loan, $91,000 on the Convertible Loan, $21,436 on other debt and $48,897 on capital lease obligations.

         Short-term borrowings, current portion of long-term debt and current portion of capital lease obligations at June 30, 2002 totaled $5,214,327 in the aggregate (as compared to $5,662,028 at December 31, 2001), and primarily consisted of: (a) $217,986 due under the term bank loan; (b) $999,000 due WNAH under the convertible loan facility, (c) $810,000 of the debentures; (d) $2,000,000 due on the Legion note; (e) $457,407 due on the Novaeon note; (f) $84,224 in current capital lease obligations; (g) $145,344 of other debt and (i) $500,366 of borrowings from related parties.

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